Form 10-Q
period 2021-03-31
GLOBAL GOLD ROYALTY INC.
filed 2021-05-10
CIK 1828613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2021

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-251389

GLOBAL GOLD ROYALTY, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-2834915
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

701 North Green Valley Pkwy, Suite 241

Henderson, NV 89074

(Address of principal executive offices, Zip Code)

(702) 354-8751

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 7, 2021 there were 20,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

GLOBAL GOLD ROYALTY INC

(Formerly Branded Products Inc)

BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)

CURRENT ASSETS

Cash	$2,184	$3,034

TOTAL CURRENT ASSETS	2,184	3,034

NON CURRENT ASSETS
Royalty Interests	$-	$-

TOTAL NON CURRENT ASSETS		-

TOTAL ASSETS	$2,184	$3,034

LIABILITIES
Current Liabilities:
Loan Payable - Due to Director	$21,400	$9,500
Income Tax Payable	0	0

TOTAL LIABILITIES	$21,400	$9,500

STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value;
20,000,000 shares issued and outstanding	20,000	20,000
Accumulated Profit (Loss)	(39,216)	(26,466)

Total Stockholders' Equity	$(19,216)	$(6,466)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,184	$3,034

The accompanying notes are an integral part of these financial statements

 Global Gold Royalty Inc

(Formerly Branded Products Inc)

STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months	For Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020

REVENUES

Royalty Proceeds	$-	-
Total	-	-

Operating Expenses:

General and administrative	$12,750	-

Total	12,750	-

Income Before Income Tax	$(12,750)	-

Provision for Income Tax	-	-

Net Income for Period	(12,750)	-

Net gain (loss) per share:
Basic and diluted	$(0.0006)	-

Weighted average number of shares outstanding:
Basic and diluted	20,000,000	-

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC

(Formerly Branded Products Inc)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months	For Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020

Operating activities:

Net Income	$(12,750)	$-
Adjustment to reconcile net loss to net cash
provided by operations:

Changes in assets and liabilities:
Accumulated Depreciation	-	-
Provision for Income Tax	-	-
Net cash provided by operating activities	(12,750)	-

Financing activities:

Proceeds from issuance of common stock	-	-
Repayment of loan	-	-
Shareholder loan	11,900

Net cash provided by financing activities	11,900	-

Investing activities:
Acquisition of Royalty Properties	-	-

Net cash provided by investing activities	-	-

Net increase in cash	(850)	-

Cash, beginning of period	3,034	-

Cash, end of period	$2,184	$-

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC

(Formerly Branded Products Inc)

STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY

(Unaudited)

For the three months ended March 31, 2020

	Common Stock				Total
	Number of	Par	Additional	Retained	Shareholders'
	Shares	Value	Paid in Capital	Earnings	Equity

Balances at December 31, 2019		$-	$-	$(1,554)	$(1,554)

Net Income		-	-	-	-

Cumulative Effect Adjustment	-
Balances at March 31, 2020			$-	$(1,554)	$(1,554)

For the three months ended March 31, 2021

	Common Stock			Total
	Number of	Par	Additional	Retained	Shareholders'
	Shares	Value	Paid in Capital	Earnings	Equity

Balances at December 31, 2020	20,000,000	$20,000	$-	$(26,466)	$(6,466)

Net Income		-	-	(12,750)	(12,750)

Cumulative Effect Adjustment	-
Balances at March 31, 2021	20,000,000	$20,000	$-	$(39,216)	$(19,216)

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

March 31, 2021

(Unaudited)

Note 1: Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of Global Gold Royalty, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information refer to the financial statements and footnotes for the year ended December 31, 2020 thereto included in the Company’s amendments to Form S-1 registration statement as filed with the Securities and Exchange Commission.

Note 2: Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Royalty Interests in Mineral Properties and Related Depletion

Royalty interests include acquired royalty interests in production, development and exploration stage properties. The costs of acquired royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset under the ASC guidance. Production stage royalty interests are depleted using the units of production method over the life of the mineral property (as royalty payments are recognized), which are estimated using proven and probable reserves as provided by the operator. Development stage mineral properties, which are not yet in production, are not depleted until the property begins production. Exploration stage mineral properties, where there are no proven and probable reserves, are not depleted. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the mineral property is depleted over its life, using proven and probable reserves.

Global Gold Royalty Inc.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

March 31, 2021

(Unaudited)

Asset Impairment

We evaluate long‑lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. The recoverability of the carrying value of royalty interests in production and development stage properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest using estimates of proven and probable reserves and other relevant information received from the operators. We evaluate the recoverability of the carrying value of royalty interests in exploration stage properties in the event of significant decreases in the price of gold and whenever new information regarding the properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus potentially affecting the future recoverability of our royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows. Estimates of gold price, and operators’ estimates of proven and probable reserves or mineralized material related to our royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these royalty interests.

Revenue Recognition

Revenue is recognized pursuant to current guidance in ASC 606 – Revenue from Contracts with Customers (“ASC 606”). Under current ASC 606 guidance, a performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our royalty interests is generally recognized at the point in time that control of the related gold production transfers to our customers. The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective royalty agreement. A more detailed summary of revenue recognition policies for our royalty interests is discussed in Note 4.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Global Gold Royalty Inc.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

March 31, 2021

(Unaudited)

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Note 3: Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of March 31, 2021, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $39,216.

Achievement of the Company’s objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to effectively control operating and capital costs.

Global Gold Royalty Inc.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

March 31, 2021

(Unaudited)

The Company plans to fund its future operations by potential sales of its common stock or by borrowing. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

Note 4: Revenue Recognition

Under U.S. GAAP, a performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers. The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective royalty agreement. A more detailed summary of revenue recognition policies for our royalty interests is discussed below.

Royalty Interests

Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue from the project after deducting specified costs. We are entitled to payment for our royalty interest in a mining project based on a contractually specified commodity price (for example, a monthly or quarterly average spot price) for the period in which metal production occurred. As a royalty holder, we act as a passive entity in the production and operations of the mining project, and the third-party operator of the mining project is responsible for all mining activities, including subsequent marketing and delivery of all metal production to their ultimate customer. In all of our material royalty interest arrangements, we have concluded that we transfer control of our interest in the metal production to the operator at the point at which production occurs, and thus, the operator is our customer. We have further determined that the transfer of each unit of metal production, comprising our royalty interest, to the operator represents a separate performance obligation under the contract, and each performance obligation is satisfied at the point in time of metal production by the operator. Accordingly, we recognize revenue attributable to our royalty interests in the period in which metal production occurs at the specified commodity price per the agreement, net of any contractually allowable offsite treatment, refining, transportation and, if applicable, mining costs.

Note 5: Legal Matters

The Company has no legal issues pending.

Note 6: Debt

The Company owed our shareholder a total of $21,400 in loans.

Global Gold Royalty Inc.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

March 31, 2021

(Unaudited)

Note 7: Capital Stock

On September 28, 2020 the Company issued 20,000,000 shares of common stock for a purchase price of $0.001 per share to our sole shareholder on receiving aggregate proceeds of $20,000.

On November 17, 2020 the Company increased its authorized capital to 200,000,000 shares with a par value of $0.001 per share, of which, 180,000,000 shares are designated as common shares and 20,000,000 shares are designated as preferred shares.

The preferred shares may be issued from time to time in one or more series, with such distinctive serial designations as may be stated or expressed in the resolution or resolutions providing for the issue of such stock adopted from time to time by the Board of Directors; and in such resolution or resolutions providing for the issuance of shares of each particular series, the Board of Directors is also expressly authorized to fix: the right to vote, if any; the consideration for which the shares of such series are to be issued; the number of shares constituting such series, which number may be increased (except as otherwise fixed by the Board of Directors) or decreased (but not below the number of shares thereof then outstanding) from time to time by action of the Board of Directors; the rate of dividends upon which and the times at which dividends on shares of such series shall be payable and the preference, if any, which such dividends shall have relative to dividends on shares of any other class or classes or any other series of stock of the corporation; whether such dividends shall be cumulative or noncumulative, and if cumulative, the date or dates from which dividends on shares of such series shall be cumulative; the rights, if any, which the holders of shares of such series shall have in the event of any voluntary or involuntary liquidation, merger, consolidation, distribution or sale of assets, dissolution or winding up of the affairs of the corporation; the rights, if any, which the holders of shares of such series shall have to convert such shares into or exchange such shares for shares of any other class or classes or any other series of stock of the corporation or for any debt securities of the corporation and the terms and conditions, including price and rate of exchange, of such conversion or exchange; whether shares of such series shall be subject to redemption, and the redemption price or prices and other terms of redemption, if any, for shares of such series including, without limitation, a redemption price or prices payable in shares of Common Stock; the terms and amounts of any sinking fund for the purchase or redemption of shares of such series; and any and all other designations, preferences, and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof pertaining to shares of such series’ permitted by law.

As of December 31, 2020 there were no outstanding stock options or warrants.

Note 8: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Global Gold Royalty Inc.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

March 31, 2021

(Unaudited)

Note 9: Related Party Transactions

The Company owed our sole shareholder and director a total of $21,400 as at March 31, 2021.

Note 10: Subsequent Events

As of May 7, 2021 all  events subsequent to last financial statements date of March 31, 2021 are reviewed and disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

OVERVIEW

The Mining Royalties Business

The mining royalties industry, precious metal in particular, is highly competitive. We compete with other royalty companies and investors in efforts to generate or to acquire existing royalty interests. Resource sector investors and lenders like Sprott Lending and major tier royalties companies like Franco Nevada, Wheaton Precious Metals and Royal Gold are extremely well-capitalized. These major players dominate most of the US and Canadian markets. In order to grow fast and attain a critical mass in asset size, our strategy is to capture opportunities in jurisdictions other than the so-called Tier I jurisdictions which consist of US, Canada and Australia. We believe our geographical focus away from Tier I countries and niche market strategy would afford us competitive edge over our peers. Through employing other key competitive factors in royalty interest generation and acquisition which include the ability to identify and evaluate potential opportunities, transaction structure and consideration, as well as access to capital, we will be able to compete effectively in the face of fierce competition in the mining royalty space.

Regulations

Operators of mines that could be the subject of our royalty interests must comply with numerous environmental, mine safety, land use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments around the world. Although we, as a royalty interest owner, are not responsible for ensuring compliance with these laws and regulations, failure by the operators to comply with applicable laws, regulations and permits can result in injunctive action, orders to suspend or cease operations, damages, and civil and criminal penalties on the operators, which could have a material adverse effect on our results of operations and financial condition.

Key Factors Affecting Our Business Operations

We have a limited operating history and the pandemic worldwide practically slowed down the global economies with the mining industry being one of the hardest hit. Safety protocols and travel restrictions that were put in place inevitably impacted on precious metal production. Our long-term success hinges on the ability to significantly build our royalty assets portfolio. Attaining a critical mass in asset size is of paramount importance in the royalties business. Investors should consider our future prospects in light of the risks and challenges encountered by an emerging company in a fiercely competitive industry.

Our business requires a significant amount of capital in order to finance asset generation and acquisition, access to capital would be key before a cash flowing asset portfolio starts generating cash flows to fund the business internally.

Results of Operations

We have had no operating revenues and $39,216 in expenses since our inception on August 23, 2019 through March 31, 2021. Our activities have been financed by $20,000 from issue of shares to our shareholder and loans of $21,400 from our sole director.

For the period from inception through March 31, 2021, we incurred operating loss of $39,216, consisting primarily of professional fees and office expenses.

For the three months ended March 31, 2021 we generated $0 in revenues and $12,750 in operating expenses for an operating loss of $12,750. The operating expenses of $12,750 consisted primarily of legal and auditing fees.

For the three months ended March 31, 2020 we generated $0 in revenues and $0 in operating expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2021, the Company incurred a net loss of $12,750. At March 31, 2021 the Company had $2,184 in cash and there were outstanding liabilities of $21,400.

In assessing the Company’s liquidity, we closely monitor the cash position and the ability to generate sufficient cash flow from various sources to fund our operating expenditure requirements. The Company’s goal is to always maintain adequate liquidity to meet its working capital needs.

We are currently offering ten million shares of our company stock for sale to the public at $1 a share. Below table shows how achieving various capital raise targets impact on our budget allocation plan. If the offering is less than fully subscribed, we will have to scale back our planned operations and may embark on an expansion program later on when alternative means are secured to bridge the funding gap.

	25% of	50% of	75% of	100% of
	shares sold	shares sold	shares sold	shares sold
Gross Proceeds from this Offering :	$2,500,000	$5,000,000	$7,500,000	$10,000,000
Offering expenses	$60,000	$60,000	$60,000	$60,000
Generation of royalty agreements	$2,250,000	$4,500,000	$6,750,000	$9,100,000
Administrative expenses	$75,000	$160,000	$210,000	$210,000
General corporate purposes	$30,000	$30,000	$30,000	$30,000
Legal & professional fees	$85,000	$250,000	$450,000	$600,000

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-251389, at the SEC website at www.sec.gov:

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Gold Royalty Inc.
Registrant

Date: May 10, 2021	By:	/s/ Sam Kwok
Sam Kwok
CEO, CFO and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

