Form 10-Q
period 2021-06-30
GLOBAL GOLD ROYALTY INC.
filed 2021-08-16
CIK 1828613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2021

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-251389

GLOBAL GOLD ROYALTY, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-2834915
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

701 North Green Valley Pkwy, Suite 200

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

As of August 9, 2021 there were 20,017,300 shares of common stock, par value $0.001 per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Global Gold Royalty Inc

(Formerly Branded Products Inc)

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$3,350	$3,034

TOTAL CURRENT ASSETS	3,350	3,034

NON CURRENT ASSETS
Other Assets	$398	$-

TOTAL NON CURRENT ASSETS	398	-

TOTAL ASSETS	$3,748	$3,034

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:

Loan Payable - Due to Director	$23,998	$9,500
Account Payable	$4,000	$0
Income Tax Payable	0	0

TOTAL LIABILITIES	$27,998	$9,500

STOCKHOLDERS' EQUITY

Common stock: authorized 180,000,000; $0.001 par value; 20,009,700 shares and
20,000,000 shares issued and outstanding at June 30, 2021 and Dec 31, 2020
Preferred stock: authorized 20,000,000; $0.001 par value	20,010	20,000
Additional paid-in capital	9,690
Accumulated Profit (Loss)	(53,950)	(26,466)

Total Stockholders' Equity	$(24,250)	$(6,466)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,748	$3,034

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc

(Formerly Branded Products Inc)

STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months	For Three Months	For Six Months	For Six Months
	Ended	Ended	Ended	Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

REVENUES

Royalty Proceeds	$-	-	-	-
Total	-	-	-	-

Operating Expenses:

General and administrative	$14,734	-	27,484	-

Total	14,734	-	27,484	-

Income Before Income Tax	$(14,734)	-	(27,484)	-

Provision for Income Tax	-	-	-	-

Net Income for Period	(14,734)	-	(27,484)	-

Net gain (loss) per share:
Basic and diluted	$(0.0007)	-	(0.0014)	-

Weighted average number of shares outstanding:

Basic and diluted	19,891,599	-	19,891,599	-

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc

(Formerly Branded Products Inc)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For Six Months	For Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020

Operating activities:

Net Income	$(27,484)	$-
Adjustment to reconcile net loss to net cash
provided by operations:

Changes in assets and liabilities:
Security Deposit	(398)
Account Payable	4,000
Accumulated Depreciation	-	-
Provision for Income Tax	-	-
Net cash provided by operating activities	(23,882)	-

Financing activities:

Proceeds from issuance of common stock	9,700	-
Repayment of loan	(9,500)	-
Shareholder loan	23,998

Net cash provided by financing activities	24,198	-

Investing activities:
Acquisition of Royalty Properties	-	-

Net cash provided by investing activities	-	-

Net increase in cash	316	-

Cash, beginning of period	3,034	-

Cash, end of period	$3,350	$-

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc

(Formerly Branded Products Inc)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2021 and 2020

(UNAUDITED)

For the six months ended June 30, 2020

	Common Stock				Total
	Number of		Additional	Retained	Shareholders'
	Shares	Par Value	Paid in Capital	Earnings	Equity

Balances at December 31, 2019	-	$-	$-	$(1,554)	$(1,554)

Net Income		-	-	-	-
	-
Balances at March 31, 2020	-	$-	$-	$(1,554)	$(1,554)

Net Income
	-
Balances at June 30, 2020	-	$-	$-	$(1,554)	$(1,554)

For the six months ended June 30, 2021

	Common Stock				Total
	Number of		Additional	Retained	Shareholders'
	Shares	Par Value	Paid in Capital	Earnings	Equity

Balances at December 31, 2020	20,000,000	$20,000	$-	$(26,466)	$(6,466)

Common Shares Issuance

Net Income		-	-	(12,750)	(12,750)

Balances at March 31, 2021	20,000,000	$20,000	$-	$(39,216)	$(19,216)

Common Shares Issuance		$10	$9,690		$9,700

Net Income		-	-	(14,734)	(14,734)
	-
Balances at June 30, 2021	20,009,700	$20,010	$9,690	$(53,950)	$(24,250)

The accompanying notes are an integral part of these financial statements

NOTE : 20,000,000 common shares issued as at Dec 31, 2019 and subscription receivable of $20,000 is outstanding

Global Gold Royalty Inc.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

June 30, 2021

(Unaudited)

Note 1: Business Description and Basis of Presentation

The Company is engaged in the business of generating and acquiring minerals royalties, primarily in precious metals. The Company maintains its offices at 701 North Green Valley Parkway, Henderson in Nevada.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  For further information refer to the financial statements and footnotes for the year ended December 31, 2020  thereto included in the Company’s amendments to Form S-1 registration statement as filed with the Securities and Exchange Commission.

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

June 30, 2021

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

June 30, 2021

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

Note 3: Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of June 30, 2021, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $53,950.

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

June 30, 2021

(Unaudited)

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

Note 6: Debt

An amount of $2,184 was used to reduce the balances owed to our shareholder as at March 31, 2021, but it was misclassified as cash balances. Adjustments were made to reflect that the cash balance was $0 and the amount due to shareholder was $19,216 as at March 31, 2021. As at June 30, 2021, the amount due to our shareholders was $23,998.

Global Gold Royalty Inc.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

June 30, 2021

(Unaudited)

Note 7: Capital Stock

For the quarter ended June 30, 2021 the Company issued 9,700 shares of common stock for a purchase price of $1 per share to investors.

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

The Company has not issued any preferred shares to date and it has no plan to issue any preferred shares at present. In the event that the Company decides to issue preferred shares, the Board of Directors will be authorized to fix the rights that preferred shareholders are entitled to and disclose to subscribers of the offering of those preferred shares on such rights.

As of June 30, 2021 there are no outstanding stock options or warrants.

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

Note 9: Related Party Transactions

The Company owed our sole shareholder and director a total of $23,998 as at June 30, 2021.

Note 10: Subsequent Events

Subsequent to the last financial statements date of June 30, 2021, a total of 7,600 shares were subscribed by investors at the offering price of $1 during the public offering of shares by the Company.

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

Results of Operations

We have had no operating revenues and $53,950 in expenses since our inception on August 23, 2019 through June 30, 2021. Our activities have been financed by $29,700 from issue of shares to our shareholders and loans of $23,998 from our director.

For the period from inception through June 30, 2021, we incurred operating loss of $53,950, consisting primarily of professional fees and office expenses.

For the three months ended June 30, 2021 we generated $0 in revenues and $14,734 in operating expenses for an operating loss of $14,734. The operating expenses of $14,734 consisted primarily of legal and auditing fees.

For the three months ended June 30, 2020 we generated $0 in revenues and $0 in operating expenses.

Liquidity and Capital Resources

For the three months ended June 30, 2021, the Company incurred a net loss of $14,734. At June 30, 2021 the Company had $3,350 in cash and there were outstanding liabilities of $27,998.

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

	25% of	50% of	75% of	100% of
	shares sold	shares sold	shares sold	shares sold
Gross Proceeds from this Offering:	$2,500,000	$5,000,000	$7,500,000	$10,000,000
Offering expenses	$60,000	$60,000	$60,000	$60,000
Generation of royalty agreements	$2,250,000	$4,500,000	$6,750,000	$9,100,000
Administrative expenses	$75,000	$160,000	$210,000	$210,000
General corporate purposes	$30,000	$30,000	$30,000	$30,000
Legal & professional fees	$85,000	$250,000	$450,000	$600,000

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as ofJune 30 , 2021.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter endedJune 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Global Gold Royalty Inc.
Registrant

Date: August 16, 2021	By:	/s/ Sam Kwok
Sam Kwok
CEO, CFO and Director (Principal Executive, Financial and Accounting Officer)

