Form 10-Q
period 2021-09-30
GLOBAL GOLD ROYALTY INC.
filed 2021-10-18
CIK 1828613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2021

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

As of October 15, 2021 there were 20,017,500 shares of common stock, par value $0.001 per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Global Gold Royalty Inc

(Formerly Branded Products Inc)

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$3,200	$3,034

TOTAL CURRENT ASSETS	3,200	3,034

NON CURRENT ASSETS
Other Assets	$398	$-

TOTAL NON CURRENT ASSETS	398	-

TOTAL ASSETS	$3,598	$3,034

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:

Loan Payable - Due to Director	$25,077	$9,500
Account Payable	$5,500	$0
Income Tax Payable	0	0

TOTAL LIABILITIES	$30,577	$9,500

STOCKHOLDERS' EQUITY

Common stock: authorized 180,000,000; $0.001 par value; 20,017,500 shares and 20,000,000 shares issued and outstanding at Sept 30, 2021 and Dec 31, 2020
Preferred stock: authorized 20,000,000; $0.001 par value	20,018	20,000
Additional paid-in capital	17,482
Accumulated Profit (Loss)	(64,479)	(26,466)

Total Stockholders' Equity	$(26,979)	$(6,466)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,598	$3,034

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc

(Formerly Branded Products Inc)

STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months	For Three Months	For Nine Months	For Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2021	Sepptember 30, 2020	September 30, 2021	September 30, 2020

REVENUES

Royalty Proceeds	$-	-	-	-
Total	-	-	-	-

Operating Expenses:

General and administrative	$10,529	650	38,013	650

Total	10,529	650	38,013	650

Income Before Income Tax	$(10,529)	(650)	(38,013)	(650)

Provision for Income Tax	-	-	-	-

Net Income for Period	(10,529)	(650)	(38,013)	(650)

Net gain (loss) per share:
Basic and diluted	$(0.0005)	(0.0045)	(0.0019)	(0.0045)

Weighted average number of shares outstanding:
Basic and diluted	19,933,210	145,985	19,933,210	145,985

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc

(Formerly Branded Products Inc)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months	For Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2020

Operating activities:

Net Income	$(38,013)	$(650)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Security Deposit	(398)
Account Payable	5,500
Accumulated Depreciation	-	-
Provision for Income Tax	-	-
Net cash provided by operating activities	(32,911)	(650)

Financing activities:

Proceeds from issuance of common stock	17,500	20,000
Repayment of loan	(9,500)	(1,518)
Shareholder loan	25,077	5,000

Net cash provided by financing activities	33,077	23,482

Investing activities:
Acquisition of Royalty Properties	-	-

Net cash provided by investing activities	-	-

Net increase in cash	166	22,832

Cash, beginning of period	3,034	-

Cash, end of period	$3,200	$22,832

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc

(Formerly Branded Products Inc)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2021 and 2020

(UNAUDITED)

For the nine months ended September 30, 2020

	Common Stock		Additional		Total
	Number of Shares	Par Value	Paid in Capital	Accumulated Deficit	Shareholders' Equity

Balances at December 31, 2019			$-	$(1,554)	$(1,554)

Net Income	-	-	-	-	-

Balances at June 30, 2020			$-	$(1,554)	$(1,554)

Common Stock Issued at September 28,2020	20,000,000	$20,000			$20,000

Net Income				(650)	(650)
	-
Balances at September 30, 2020	20,000,000	$20,000	$-	$(2,204)	$17,796

For the nine months ended September 30, 2021

	Common Stock		Additional		Total
	Number of Shares	Par Value	Paid in Capital	Retained Earnings	Shareholders' Equity

Balances at December 31, 2020	20,000,000	$20,000	$-	$(26,466)	$(6,466)

Common Shares Issuance	9,700	$10	$9,690		$9,700

Net Income		-	-	(27,484)	(27,484)

Balances at June 30, 2021	20,009,700	$20,010	$9,690	$(53,950)	$(24,250)

Common Shares Issuance	7,800	$8	$7,792		$7,800

Net Income	-	-	-	(10,529)	(10,529)

Balances at September 30, 2021	20,017,500	$20,018	$17,482	$(64,479)	$(26,979)

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

September 30, 2021

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information refer to the financial statements and footnotes for the year ended December 31, 2020 thereto included in the Company’s amendments to Form S-1 registration statement as filed with the Securities and Exchange Commission.

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

September 30, 2021

(Unaudited)

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

September 30, 2021

(Unaudited)

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

Note 3: Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of September 30, 2021, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $64,479.

Global Gold Royalty Inc.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

September 30, 2021

(Unaudited)

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

Note 6: Debt

As at September 30, 2021, the amount due to our shareholders was $25,077.

Note 7: Capital Stock

For the quarter ended September 30, 2021 the Company issued 7,800 shares of common stock for a purchase price of $1 per share to investors.

Global Gold Royalty Inc.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

September 30, 2021

(Unaudited)

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

As of September 30, 2021 there are no outstanding stock options or warrants.

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

Note 9: Related Party Transactions

The Company owed our shareholders and director a total of $25,077 as at September 30, 2021.

Note 10: Subsequent Events

All events subsequent to the last financial statements date of September 30, 2021 are reviewed and disclosed.

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

Results of Operations

We have had no operating revenues and $64,479 in expenses since our inception on August 23, 2019 through September 30, 2021. Our activities have been financed by $37,500 from issue of shares to our shareholders and loans of $25,077 from our director.

For the period from inception through September 30, 2021, we incurred operating loss of $64,479, consisting primarily of professional fees and office expenses.

For the three months ended September 30, 2021 we generated $0 in revenues and $10,529 in operating expenses for an operating loss of $10,529. The operating expenses of $10,529 consisted primarily of legal and auditing fees.

For the three months ended September 30, 2020 we generated $0 in revenues and $650 in operating expenses.

Liquidity and Capital Resources

For the three months ended September 30, 2021, the Company incurred a net loss of $10,529. At September 30, 2021 the Company had $3,200 in cash and there were outstanding liabilities of $30,577.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30 , 2021.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-251389, at the SEC website at www.sec.gov:

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Gold Royalty Inc.
Registrant

Date: October 18, 2021	By:	/s/ Sam Kwok
Sam Kwok
CEO, CFO and Director (Principal Executive, Financial and Accounting Officer,)

