Form 10-K
period 2021-12-31
GLOBAL GOLD ROYALTY INC.
filed 2022-03-31
CIK 1828613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 333-232605

GLOBAL GOLD ROYALTY, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-2834915
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

701 North Green Valley Parkway, Suite 200

Henderson, NV 89074

(Address of principal executive offices, Zip Code)

(702) 354-8751

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 25, 2022 there were 80,261,200 shares of common stock, par value $0.001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward looking statements.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward looking statements in this report. These factors include, among others:

•	our ability to raise capital;

•	our ability to identify suitable acquisition targets;

•	our ability to successfully execute acquisitions on favorable terms;

•	declines in general economic conditions in the markets where we may compete;

•	unknown environmental liabilities associated with any assets we may acquire; and

•	significant competition in the markets where we may operate.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

THE COMPANY

The Company was incorporated in the State of Nevada on August 23, 2019. We are a developing mineral royalties company with a focus in precious metals, primarily gold and silver. We work with mining companies that are in need of funds either to bring them into production or to further expand production through royalty financing. Typically, royalty agreements provide specified upfront payments for the rights to receive streams of payment from future revenues deriving from mineral reserves and resources on the mining properties until they are depleted.

Royalty companies are not obligated to make any capital contributions other than the contracted funding amount. In the event that mineral reserves and resources on the mining properties that are subject to royalty payments expand on further exploration, royalty companies get to share the newly discovered minerals with no additional costs to them. It is not uncommon to see that royalty agreements that covered mining properties that had initial mine life of ten years ended up several times longer as in the case of one of the flagship royalty assets of Franco Nevada, the largest precious metals royalty company in the world.

The Business Model

Mining royalty companies employ a wide spectrum of business models to implement their strategies. These models can be broadly categorized into (1) Project generation model whereby royalty companies generate projects and usually option out those projects to mining operators to advance them while retaining royalty interests in the projects. (2) Third party royalty acquisition or the trading model whereby royalty companies only involve in buying and selling of existing royalties. (3) Organic growth model whereby royalty companies work with mining operators to create royalty agreements.

Within these broad categories, a whole bunch of nuances exist. Certain royalty companies are known to employ a combination of each or a hybrid model. In addition, some models have been proved out to work well in some jurisdictions but not in others.

Royalty companies primarily thrive on the asset portfolios that are created which are basically stream of discounted cash flows that usually cover the life of mine of the underlying mining assets or properties. Hence, portfolio creation process and execution strategies constitute the fundamental backbone of royalty companies.

One of the key differentiators of the Company is that we intend to replicate the proved out royalty model in mining finance in the North American market in other international markets where our research indicates that abundant opportunities exist. We believe our knowledge of some of these markets and deal sourcing capabilities as well as access to technical professionals including geologists and mining engineers who are familiar with the regions and land packages that are of interest to us will gain us a foothold in those markets.

Our royalty asset portfolio creation strategies primarily focus on producing or near producing properties. Mining projects would have to be adequately de-risked to come under our radar screen. The potential targets are likely to have gone through a preliminary economic assessment (PEA) or a pre-feasibility study (PFS) and therefore either have an inferred resource or measured and indicated resource on them.

Competition

The mining royalties industry, precious metals in particular, is highly competitive. We compete with other royalty companies and investors in efforts to generate or to acquire existing royalty interests. Resource sector investors and lenders like Sprott Lending and major tier royalties companies like Franco Nevada, Wheaton Precious Metals and Royal Gold are extremely well-capitalized. These major players dominate most of the US and Canadian markets. In order to grow fast and attain a critical mass in asset size, our strategy is to capture opportunities in jurisdictions other than the so-called Tier I jurisdictions which consist of US, Canada and Australia. We believe our geographical focus away from Tier I countries and niche market strategy would afford us competitive edge over our peers. Through employing other key competitive factors in royalty interest generation and acquisition which include the ability to identify and evaluate potential opportunities, transaction structure and consideration, as well as access to capital, we will be able to compete effectively in the face of fierce competition in the mining royalty space.

Regulation

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

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The company does not own any real property. We rented our office space at Green Valley Corporate Center located at 701 N Green Valley Parkway, Henderson in Nevada on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions required to be disclosed by Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any national exchange or quotation system, and, accordingly, there is no established public trading market for our common stock. Until our common stock is listed, there is no market price for our shares. Once listed on an automated quotation system, the shares may be sold at prevailing market prices or at privately negotiated prices.

We have requested a market maker to sponsor our Form 15c-211 application with the Financial Industry Regulatory Authority (FINRA). There can be no assurance that our application for quotation will be approved. Even if the application for quotation is approved, our shares may not enjoy high trading volume and spreads between bid and asked prices could be large. These factors may result in higher price volatility and less market liquidity for our common stock. In any case, we cannot assure you that any market for our shares will develop or be sustained.

Holders

As of the close of business on December 31, 2021, there were approximately 38 holders of record of our common stock.

Dividend Policy

We cannot provide any assurance that we will declare or pay cash dividends on our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our board of directors may determine it to be necessary to retain future earnings (if any) to finance our growth.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted an Equity Compensation Plan.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month of our fiscal year ended December 31, 2021.

ITEM 5A. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 301 of Regulation S-K.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this annual report.

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

Result of Operations

The following is a summary of our results of operations for the fiscal year ended December 31, 2021 and 2020.

We have had no operating revenues and $80,799 in expenses since our inception on August 23, 2019 through December 31, 2021. Our activities have been financed by $85,300 from issue of shares to our shareholders.

For the period from inception through December 31, 2021, we incurred operating loss of $80,799, consisting primarily of professional fees and office expenses.

For the year ended December 31, 2021 we generated $0 in revenues and $54,333 in operating expenses for an operating loss of $54,333. The operating expenses of $54,333 consisted primarily of legal and auditing fees.

For the year ended December 31, 2020 we generated $0 in revenues and $24,912 in operating expenses for an operating loss of $24,912. The operating expenses of $24,912 consisted primarily of legal and auditing fees.

Liquidity and Capital Resources

For the year ended December 31, 2021, the Company incurred a net loss of $54,333. At December 31, 2021 the Company had $11,603 in cash and there were outstanding liabilities of $7,500.

During the year ended December 31, 2021, the Company issued 261,200 post-split (65,300 pre-split) registered shares of common stock in exchange for net proceeds of $65,300.

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

Off-Balance Sheet Arrangements

None

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
GLOBAL GOLD ROYALTY INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GLOBAL GOLD ROYALTY INC. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the years ended December 31, 2021 and 2020, and had accumulated deficits, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

(PCAOB ID: 1171)

We have served as the Company’s auditor since Dec 29, 2021

San Mateo, California

March 31, 2022

GLOBAL GOLD ROYALTY INC
(FORMERLY BRANDED PRODUCTS INC)
BALANCE SHEETS
(AUDITED)

	As of December 31, 2021	As of December 31, 2020

ASSETS

CURRENT ASSETS
Cash	$11,603	3,034
Other current assets	398	-
TOTAL CURRENT ASSETS	12,001	3,034

TOTAL ASSETS	$12,001	3,034

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Loan Payable to a Director	-	$9,500
Account Payable	4,000	-
Accrued Liabilities	3,500	-

TOTAL LIABILITIES	$7,500	9,500

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock: authorized 20,000,000, $0.001 par value	-	-
Common stock: authorized 180,000,000, $0.001 par value; 80,261,200 shares and 80,000,000 shares issued and outstanding at Dec 31, 2021 and 2020*, respectively	20,065	20,000

Additional Paid-in Capital	65,235	-
Accumulated Deficit	(80,799)	(26,466)

Total Stockholders' Equity (Deficit)	$4,501	(6,466)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,001	3,034

*Shares have been retroactively adjusted to reflect the increased number of shares resulting from a 4 for 1 stock split

 The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC
(FORMERLY BRANDED PRODUCTS INC)
STATEMENTS OF OPERATIONS

(AUDITED)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

REVENUES (Note 4)

Royalty Proceeds	$-	-
Total	-	-

Operating Expenses:
General and administrative	$17,683	2,162
Legal and Professional Fees	$36,650	22,750

Total Expenses	54,333	24,912

Net Loss Before Tax	$(54,333)	(24,912)

Provision for Income Tax	-	-

Net Loss	(54,333)	(24,912)

Weighted average number of shares outstanding: *	80,055,017	20,821,918

Net loss per share - basic and fully diluted	$(0.00)	(0.00)

*Shares and per share amount have been retroactively adjusted to reflect the increased number of shares resulting from a 4 for 1 stock split

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC
(FORMERLY BRANDED PRODUCTS INC)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(AUDITED)

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares*	Par Value	Paid in Capital	Deficit	Equity (Deficit)

Balance, January 1, 2020	80,000,000	$20,000	$-	$(1,554)	$18,446
Net gain (loss)	-	-	-	(24,912)	(24,912)
Balance, December 31, 2020	80,000,000	$20,000	$-	$(26,466)	$(6,466)

Balance, January 1, 2021	80,000,000	$20,000		$(26,466)	$(6,466)
Common Shares Issued	261,200	65	65,235		65,300
Net gain (loss)	-	-	-	(54,333)	(54,333)
Balance, December 31, 2021	80,261,200	$20,065	$65,235	$(80,799)	$4,501

*Shares have been retroactively adjusted to reflect the increased number of shares resulting from a 4 for 1 stock split

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC
(FORMERLY BRANDED PRODUCTS INC)
STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Operating activities:

Net Income	$(54,333)	(24,912)
Adjustment to reconcile net loss to net cash provided by operations:	-	-

Changes in assets and liabilities:
Other current assets	(398)	-
Account payable	4,000
Accrued liabilities	3,500	-
Net cash provided by operating activities	(47,231)	(24,912)

Financing activities:

Proceeds from issuance of common stock	65,300	20,000
Due to related party	(9,500)	7,946

Net cash provided by financing activities	55,800	27,946

Investing activities:
Acquisition of Royalty Interests	-	-

Net cash provided by investing activities	-	-

Net increase in cash	8,569	3,034

Cash, beginning of period	3,034	-

Cash, end of period	$11,603	3,034

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	-
Interest	$-	-

 The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

December 31, 2021 and 2020

(Audited)

Note 1: Nature of Business

Global Gold Royalty Inc. (the “Company”) was established under the laws of the State of Nevada on August 23, 2019. The Company is engaged in the business of financing mining projects, primarily in precious metals. We seek to generate royalty agreements with mining operators that are in production or about to commence production. Royalties are non-operating interests in mining projects that provide the right to revenues from projects after deducting specified costs.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash is comprised of bank deposits at financial institutions with insured by the Federal Deposit Insurance Corporation.  Management believes there is no risk of loss as the Company’s balance does not exceed the maximum amount insured.

Royalty Interests in Mineral Properties and Related Depletion

Royalty interests include acquired royalty interests in production, development and exploration stage properties. The costs of acquired royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset under the ASC guidance. Production stage royalty interests are depleted using the units of production method over the life of the mineral property (as royalty payments are recognized), which are estimated using proven and probable reserves as provided by the operator. Development stage mineral properties, which are not yet in production, are not depleted until the property begins production. Exploration stage mineral properties, where there are no proven and probable reserves, are not depleted. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the mineral property is depleted over its life, using proven and probable reserves. The Company has not begun generating revenues from royalty interests.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

December 31, 2021 and 2020

(Audited)

Global Gold Royalty Inc.

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

(Formerly Branded Products Inc.)

Notes to the Financial Statements

December 31, 2021

(Audited)

Global Gold Royalty Inc.

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

The Company is subject to U.S. federal income tax laws.  The company incurred operating losses in the 2021 and 2020. As of December 31, 2021, the Company had no previously recorded deferred tax assets based on net operating losses.  In 2021, the Company continued to incur net operating losses; however, at the time of this report, management has not determined when it would generate taxable profits; accordingly, management has not recognized deferred tax assets for the year ended December 31, 2021.

Note 3: Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of December 31, 2021, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $80,799.

Achievement of the Company’s objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to effectively control operating and capital costs.

The Company plans to fund its future operations by sales of its common stock or by borrowing. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

Global Gold Royalty Inc.

 (Formerly Branded Products Inc.)

Notes to the Financial Statements

December 31, 2021

(Audited)

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

The Company has not begun generating revenues from royalty interests.

Note 5: Legal Matters

The Company has no legal issues pending.

Note 6: Liabilities

As of December 31, 2021 and 2020, the Company has incurred $7,500 and $0 in current liabilities. These primarily comprised of payables and accrued expense related to maintaining a company that reports to the U.S. Securities and Exchange Commission.

Note 7: Capital Stock

On September 28, 2020 the Company issued 80,000,000 post-split (20,000,000 pre-split) shares of common stock for a purchase price of $0.001 per share to the Company's then sole shareholder on receiving aggregate proceeds of $20,000.

On November 17, 2020 the Company increased its authorized capital to 200,000,000 shares with a par value of $0.001 per share, of which, 180,000,000 shares are designated as common shares and 20,000,000 shares are designated as preferred shares.

On December 17, 2021 the Board of Directors approved a 4 for 1 stock split on all issued and outstanding shares, bringing the total number of shares to 80,261,200 as of December 31, 2021.

A public offering of common stock in the Company commenced on April 26, 2021 when the Form S-1 registration statement filed with the SEC was declared effective. A total of 261,200 post-split (65,300 pre-split)  shares at $1.0 per share were allotted.

(Formerly Branded Products Inc.)

Notes to the Financial Statements

December 31, 2021

(Audited)

Global Gold Royalty Inc.

As of December 31, 2021 there were no outstanding stock options or warrants.

Note 8: Related Party Transactions

As of December 31, 2021 and 2020, there was $0 and $9,500 for a loan payable to a director.  The Company repaid the loan during the year ended December 31, 2021.

Note 9: Subsequent Events

In accordance with ASC 855-10, the Company has evaluated its operations after December 31, 2021 to March 31, 2022. the date these financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in these financial statements.

ITEM 9. Changes in and Disagreements with Accountants in Accounting and Financial Statement Disclosures

On December 30, 2021, the Company’s Board of Directors approved the engagement of WWC, P.C. as the Company’s independent registered public accounting firm.

Prior to engaging WWC, the Company did not consult with WWC regarding the application of accounting principles to a specific completed or proposed transaction or regarding the type of audit opinions that might be rendered by WWC on the Company’s financial statements, and WWC did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, due to small staff size, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the year ended December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. To address the deficiency, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Management has identified control deficiencies regarding the lack of segregation of duties due to small staff size and the need for a stronger internal control environment. The small size of the Company’s staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. The Company intends to add additional resources and controls during year 2022 to mitigate the above significant deficiency.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2021 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE.

Directors and Executive Officers

Our officer and director is as follows:

Name	Age	Position(s)
Sam Kwok	58	Chief Executive Officer, Chief Financial Officer, Director,
		Secretary and Treasurer

Mr. Kwok has served as the Chief Executive Officer, Chief Financial Officer, Director, Secretary and Treasurer since our inception in August 2019. Prior to founding the Company, he co-founded and served as the managing partner of Precious Resources, an advisory firm that specialized in providing financing solutions to developing precious metals mining companies since 2015. In that role, he has been advising mining companies on various ways to fund their projects. He has had over thirty years of combined experience in the fields of finance, accounting and investment. Mr. Kwok holds a degree in economics from the London School of Economics in the UK and he was a U.S. Certified Public Accountant and a Chartered Alternative Investment Analyst.

Term of Office

Our directors hold office until the next annual meeting of the stockholders or until successors are elected and qualify, subject to prior death, resignation or removal. Officers serve at the discretion of the Board of Directors.

Director Independence

Our board of directors is currently composed of one member who does not qualify as an independent director as defined by NASDAQ Listing Rule Section 5605(a)(2).

Committees

Our board of directors does not currently have an audit committee, compensation committee or nominating and corporate governance committee.

Legal Proceedings

To the best of our knowledge, no officer, director, or persons nominated for these positions has been involved in legal proceedings that would be material to an evaluation of our management.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers, and all employees. It may be obtained free of charge by writing to Global Gold Royalty, Inc., Attn: Investor Relation, 701 N Green Valley Parkway, Suite 200, Henderson, NV 89074.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation to our Chief Executive Officer and Chief Financial Officer for the years ended 2021 and 2020:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sam Kwok(1)	2021	-0-	-0-	-0-	-0-	-0-	-0-	4,500	4,500
	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Appointed Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director on August 23, 2019 at the inception of the Company.

Non-Qualified Deferred Compensation

We do not maintain any nonqualified, deferred compensation plans or arrangements under which our named executive officer is entitled to participate.

Long Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Kwok.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Sam Kwok (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

(1)	Appointed to his positions on August 23, 2019 at the inception of the Company.

Outstanding Equity Awards

No grants of stock options or stock awards were made during the fiscal year ended December 31, 2021 to our named executive officer. We have no stock options outstanding.

Compensation of Directors

Our director presently does not receive monetary compensation for his service on the board of directors. Directors may receive compensation for their services in the future and reimbursement for their expenses as shall be determined from time to time by resolution of the board of directors.

Limits on Liability and Indemnification

Our by-laws provide that our company shall indemnify its officers and directors to the fullest extent allowed by law for any liability including reasonable costs of defense arising out of any act or omission of any officer or director on behalf of the company to the full extent allowed by the laws of the State of Nevada and any amendment to Nevada law, whether effected by the Nevada Revised Statutes or judicial decision or otherwise, which allows for further indemnification of officers or directors after the date of our by-laws automatically adopted by our company without further act. Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers, and controlling persons under the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the beneficial ownership of our shares of common stock as of December 31, 2021 by: (i) our officers and directors; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities. Beneficial ownership is determined in accordance with the rules of the SEC.

Name	Number of Shares Beneficially Owned	Percent

Sam Kwok (1)(2)	80,000,000	99.91%

All Officers and Directors as a Group (1 Person)	80,000,000	99.91%

(1) Indicates one of our officers or directors.

(2) Unless indicated otherwise, the address of the shareholder is Global Gold Royalty, Inc., 701 N Green Valley Parkway, Henderson, Nevada 89074.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. We are not aware of any person who controls the issuer as specified in Section 2(a)(1) of the 1940 Act. There are no classes of stock other than common stock issued or outstanding.

Changes in Control

There are no current arrangements which will result in a change in control as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since Inception on August 23, 2019, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

Our director is not deemed independent because he is our single largest shareholder and CEO.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year ended	Year ended
	Dec 31,	Dec 31,
	2021	2020
Audit Fee	$12,650	$4,500
Audit-Related Fees	$1,250	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$13,900	$4,500

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of financial statements and the review of quarterly financial statements included in quarterly reports. Fees paid to WWC, P.C. for the audit of the years ended December 31, 2021 and 2020 were $3,500 and $2,000.

Audit-Related Fees

This consists of assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.

WWC, P.C. was not paid any audit-related fees for the years ended December 31, 2021 and 2020.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2021 and 2020, respectively.

WWC, P.C. was not paid any tax preparation or tax compliance fees for the years ended December 31, 2021 and 2020.

All Other Fees

None

The Company’s policy is to not engage our independent registered public accounting firm to provide, among other things, bookkeeping services, appraisal or valuation services. The policy provides that we engage our independent registered public accounting firm to provide audit and other assurance services.

WWC, P.C. was not for non-audit services for the years ended December 31, 2021 and 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Gold Royalty Inc.
Registrant

Date: March 31, 2022	By:	/s/ Sam Kwok
Sam Kwok
CEO, CFO and Director (Principal Executive, Financial and Accounting Officer)

