Form 10-Q
period 2022-03-31
GLOBAL GOLD ROYALTY INC.
filed 2022-05-16
CIK 1828613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2022

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-251389

GLOBAL GOLD ROYALTY INC.
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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

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

As of March 31, 2022 there were 80,261,200 shares of common stock, par value $0.001 per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Global Gold Royalty Inc

CONDENSED BALANCE SHEETS

March 31, 2022 and December 31, 2021

(Unaudited)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$6,103	$11,603

TOTAL CURRENT ASSETS	6,103	11,603

NON CURRENT ASSETS
Deposit	$398	$398

TOTAL NON CURRENT ASSETS	398	398

TOTAL ASSETS	$6,501	$12,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Due to Director	$2,881	$0
Account Payable	4,000	4,000
Accrued Liabilities	1,500	3,500

TOTAL LIABILITIES	$8,381	$7,500

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock : authorized 20,000,000, $0.001 par value
Common stock: authorized 180,000,000; $0.001 par value;
80,261,200 shares issued and outstanding at March 31, 2022 and December 31, 2021*	20,065	20,065
Additional Paid-in Capital	65,235	65,235
Accumulated Deficit	(87,180)	(80,799)

Total Stockholders' Equity (Deficit)	$(1,880)	$4,501

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,501	$12,001

*Shares have been retroactively adjusted to reflect the increased number of shares resulting from a 4 for 1 stock split.

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2022 and 2021

(Unaudited)

	For Three Months	For Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
REVENUES

Royalty Proceeds	$-	-
Total	-	-

Operating Expenses:

General and administrative	$2,881	1,000
Professional Fees	3,500	11,750

Total Expenses	6,381	12,750

Net Loss Before Tax	$(6,381)	(12,750)

Provision for Income Tax	-	-

Net Loss	(6,381)	(12,750)

Net loss per share - basic and fully diluted	$(0.0001)	(0.0006)

Weighted average number of shares* outstanding:	80,261,200	20,000,000

_________

*Shares have been retroactively adjusted to reflect the increased number of shares resulting from a 4 for 1 stock split.

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2022 and 2021

(Unaudited)

	For Three Months	For Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021

Operating activities:

Net Income	$(6,381)	$(12,750)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Accrued Liabilities	(2,000)
Accumulated Depreciation	-	-
Provision for Income Tax	-	-
Net cash provided by operating activities	(8,381)	(12,750)

Financing activities:

Due to director	2,881	11,900

Net cash provided by financing activities	2,881	11,900

Investing activities:
Acquisition of Royalty Properties	-	-

Net cash provided by investing activities	-	-

Net increase in cash	(5,500)	(850)

Cash, beginning of period	11,603	3,034

Cash, end of period	$6,103	$2,184

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc

CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

For the three months ended March 31, 2022 and 2021

(UNAUDITED)

For the three months ended March 31, 2021

	Common Stock		Additional		Total
	Number of		Paid in	Accumulated	Shareholders'
	Shares*	Par Value	Capital	Deficit	Equity (Deficit)

Balances at December 31, 2020	20,000,000	$20,000	$-	$(26,466)	$(6,466)

Net Income		-	-	(12,750)	(12,750)

Cumulative Effect Adjustment	-
Balances at March 31, 2021	20,000,000	$20,000	$-	$(39,216)	$(19,216)

For the three months ended March 31, 2022

	Common Stock		Additional		Total
	Number of		Paid in	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balances at December 31, 2021	80,261,200	$20,065	$65,235	$(80,799)	$4,501

Net Income		-	-	(6,381)	(6,381)

Cumulative Effect Adjustment	-
Balances at March 31, 2022	80,261,200	$20,065	$65,235	$(87,180)	$(1,880)

_______________

*Shares have been retroactively adjusted to reflect the increased number of shares resulting from a 4 for 1 stock split

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

March 31, 2022

(Unaudited)

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Global Gold Royalty Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information refer to the financial statements and footnotes for the year ended December 31, 2021 thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

March 31, 2022

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

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

March 31, 2022

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

Company management has yet to determine when it could generate taxable income, therefore it has not recognized deferred tax assets for the year ended December 31, 2021.

Note 3: Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of  March 31, 2022, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $87,180.

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

March 31, 2022

(Unaudited)

Achievement of the Company’s objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to effectively control operating and capital costs.

The Company plans to fund its future operations by seeking equity and/or debt financing. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

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

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

March 31, 2022

(Unaudited)

Note 6: Liabilities

As of March 31, 2022 and December 31, 2021, the Company has incurred $8,381 and $7,500 in current liabilities. These primarily comprised of payables and accrued expense related to maintaining a company that reports to the U.S. Securities and Exchange Commission.

Note 7: Capital Stock

On September 28, 2020 the Company issued 80,000,000 post-split (20,000,000 pre-split) shares of common stock for a purchase price of $0.001 per share to the Company’s then sole shareholder on receiving aggregate proceeds of $20,000.

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

Note 8: Related Party Transactions

The Company owed its director, also its major shareholder, a total of $2,881 as at March 31, 2022.

Note 9: Subsequent Events

The Company issued 360,000 shares of common stocks on April 18, 2022 for cash.

The Company has evaluated its operations after March 31, 2022, the date these financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in these financial statements.

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

Results of Operations

We have had no operating revenues and $87,180 in expenses since our inception on August 23, 2019 through March 31, 2022. Our activities have been financed by $85,300 from issue of shares to our shareholders and loans of $2,881 from our director.

For the period from inception through March 31, 2022, we incurred operating loss of $ 87,180 , consisting primarily of professional fees and office expenses.

For the three months ended March 31, 2022 we generated $0 in revenues and $6,381 in operating expenses for an operating loss of $6,381. The operating expenses of $ 6,381consisted primarily of general and administrative expenses and auditing fees.

For the three months ended March 31, 2021 we generated $0 in revenues and $12,750 in operating expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2022, the Company incurred a net loss of $6,381. At March 31, 2022 the Company had $6,103 in cash and there were outstanding liabilities of $8,381.

In assessing the Company’s liquidity, we closely monitor the cash position and the ability to generate sufficient cash flow from various sources to fund our operating expenditure requirements. The Company’s goal is to always maintain adequate liquidity to meet its working capital needs.

Because the business has limited operating history, no certainty of continuation can be stated. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern will again be dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations long-term.

Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next one to three quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds internally to finance our operations, of which we can give no assurance.

We intend to rely on the sale of stock and the issuance of debt, to fund our operations. If we are unable to raise cash through the sale of our stock, we will have to scale back our planned operations and may embark on an expansion program later on when alternative means are secured to bridge the funding gap.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31 , 2022.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Global Gold Royalty Inc.
Registrant

Date: May 16, 2022	By:	/s/ Sam Kwok
Sam Kwok
CEO, CFO and Director (Principal Executive, Financial and Accounting Officer,)

