Form 10-Q
period 2022-06-30
GLOBAL GOLD ROYALTY INC.
filed 2022-08-10
CIK 1828613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of June 30, 2022 there were 80,621,200 shares of common stock, par value $0.001 per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Global Gold Royalty Inc

CONDENSED BALANCE SHEETS

June 30, 2022 and December 31, 2021

(Unaudited)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$143	$11,603
Prepaid Assets	67,500

TOTAL CURRENT ASSETS	67,643	11,603

NON CURRENT ASSETS
Deposit	$398	$398
TOTAL NON CURRENT ASSETS	398	398

TOTAL ASSETS	$68,041	$12,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Due to Director	$6,124	$0
Account Payable	4,000	4,000
Accrued Liabilities	1,500	3,500

TOTAL LIABILITIES	$11,624	$7,500

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock : authorized 20,000,000, $0.001 par value
Common stock: authorized 180,000,000; $0.001 par value; 80,621,200 shares and 80,261,200 shares issued and outstanding at June 30, 2022 and December 31, 2021 respectively*	20,425	20,065
Additional Paid-in Capital	154,875	65,235
Accumulated Deficit	(118,883)	(80,799)

Total Stockholders' Equity (Deficit)	$56,417	$4,501

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$68,041	$12,001

*Shares have been retroactively adjusted to reflect the increased number of shares resulting from a 4 for 1 stock split

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc

CONDENSED STATEMENTS OF OPERATIONS

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

	For Three Months	For Three Months	For Six Months	For Six Months
	Ended	Ended	Ended	Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES

Royalty Proceeds	$-	-	$-	-
Total	-	-	-	-

Operating Expenses:

General and administrative	$2,703	14,734	$5,584	27,484
Professional Fees	29,000		32,500

Total Expenses	31,703	14,734	38,084	27,484

Net Loss Before Tax	$(31,703)	(14,734)	$(38,084)	(27,484)

Provision for Income Tax	-	-	-	-

Net Loss	(31,703)	(14,734)	(38,084)	(27,484)

Net loss per share - basic and fully diluted	$(0.0004)	(0.0007)	$(0.0005)	(0.0014)

Weighted average number of shares* outstanding:	80,408,382	19,891,599	80,408,382	19,891,599

*Shares have been retroactively adjusted to reflect the increased number of shares resulting from a 4 for 1 stock split

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2022 and 2021

(Unaudited)

	For Six Months	For Six Months
	Ended	Ended
	June 30, 2022	June 30, 2021
Operating activities:

Net Loss	$(38,084)	$(27,484)
Adjustment to reconcile net loss to net cash provided by operations:
Common Stock Issued for Services	-	-

Changes in assets and liabilities:
Security Deposit	-	(398)
Account Payable	-	4,000
Prepaid Expenses	(67,500)	-
Accrued Liabilities	(2,000)	-
Accumulated Depreciation	-	-
Provision for Income Tax	-	-
Net cash provided by operating activities	(107,584)	(23,882)

Financing activities:
Proceeds from issuance of common stock	90,000	9,700

Repayment of loan	-	(9,500)

Due to director	6,124	23,998
Net cash provided by financing activities	96,124	24,198

Investing activities:
Acquisition of Royalty Properties	-	-

Net cash provided by investing activities	-	-

Net increase in cash	(11,460)	316

Cash, beginning of period	11,603	3,034

Cash, end of period	$143	$3,350

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

Non-cash investing and financing activities:
Common stock issued for services	$90,000	$-

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc

CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

For the six months ended June 30, 2022 and 2021

(UNAUDITED)

For the six months ended June 30, 2021

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares*	Par Value	Paid in Capital	Deficit	Equity (Deficit)

Balances at December 31, 2020	20,000,000	$20,000	$-	$(26,466)	$(6,466)

Common Stock Issued	9,700	$10	$9,690		$9,700

Net Loss		-	-	(27,484)	(27,484)

Cumulative Effect Adjustment	-
Balances at June 30, 2021	20,009,700	$20,010	$9,690	$(53,950)	$(24,250)

For the six months ended June 30, 2022

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Deficit	Equity (Deficit)

Balances at December 31, 2021	80,261,200	$20,065	$65,235	$(80,799)	$4,501

Common Stock Issued	360,000	$360	$89,640		$90,000

Net Loss		-	-	(38,084)	(38,084)

Cumulative Effect Adjustment	-
Balances at June 30, 2022	80,621,200	$20,425	$154,875	$(118,883)	$56,417

*Shares have been retroactively adjusted to reflect the increased number of shares resulting from a 4 for 1 stock split

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

June 30, 2022

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information refer to the financial statements and footnotes for the year ended December 31, 2021 thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

June 30, 2022

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

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

June 30, 2022

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

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

June 30, 2022

(Unaudited)

Note 3: Prepaid Assets

The prepayment balance of $67,500 as of June 30, 2022 represents advances paid to a consultant for consulting services regarding identifying and conducting due diligence on potential targets for business transactions. The prepayment will be used within 1 year beginning on April 18, 2022.

Note 4: Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of June 30, 2022, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $118,883.

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

Note 5: Revenue Recognition

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

Note 6: Legal Matters

The Company has no legal issues pending.

Note 7: Liabilities

As of June 30, 2022 and December 31, 2021, the Company has incurred $11,624 and $7,500 in current liabilities. These primarily comprised of payables and accrued expense related to maintaining a company that reports to the U.S. Securities and Exchange Commission.

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

June 30, 2022

(Unaudited)

Note 8: Capital Stock

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

On April 18, 2022, the Company issued 360,000 shares of common stock for consulting services.

There were no outstanding stock options or warrants.

Note 9: Related Party Transactions

The Company owed its director, also its major shareholder, a total of $6,124 as at June 30, 2022.

The Company issued 360,000 shares to a consultant who owned 0.1% of total issued and outstanding shares of common stock prior to such issue for services to be rendered within 1 year beginning on April 18, 2022.

Note 10: Subsequent Events

On July 1, 2022, the Company issued a demand promissory note to its CEO in the principal amount of $20,000. The note bears interest at 12% per annum.

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

Results of Operations

Revenues

We did not achieve revenues from our current operations for the six months ended June 30, 2022 and 2021. We will not achieve revenues unless we are able to secure royalty rights in mining properties. Since we have not established any sources of revenue to cover our operating costs, we plan to continue to fund our losses through the issuance of our common stock and to borrow from various parties.

Operating Expenses

Operating expenses increased to $38,084 for the six months ended June 30, 2022, as compared with $27,484 for the same period ended 2021. For the six months ended June 30, 2022, our operating expenses mainly consisted of $32,500 in professional fees, for professional services rendered in connection with the Company’s business activities. For the six months ended June 30, 2021, our operating expenses mainly consisted of $23,000 in professional fees.

Our operating expenses are expected to increase as we further implement our business plan and significant expenses will likely be incurred with heightened business activities in current quarter compared with the previous quarters.

Net Loss

We finished the six months ended June 30, 2022 with a net loss of $38,084, as compared to a loss of $27,484 during the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had total current assets of $67,643 and current liabilities of $11,624, resulting in a net working capital of $56,019. As of December 31, 2021, we had total current assets of $11,603 and current liabilities of $7,500, resulting in a net working capital of $4,103.

Our operating activities used $107,584 during the six months ended June 30, 2022 as compared with $23,882 used in operating activities in the six months ended June 30, 2021. Our negative operating cash flows in 2022 and 2021 are largely the results of our net losses for the periods.

Financing activities provided $96,124 during the six months ended June 30, 2022 compared with $24,198 provided during the six months ended June 30, 2021. During the six months ended June 30, 2022, we received $6,124 in funds from our director – related party. During the six months ended June 30, 2021, we received proceeds of $9,700 from the issuance of common stock.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Global Gold Royalty Inc.
Registrant

Date: August 10, 2022	By:	/s/ Sam Kwok
Sam Kwok
CEO, CFO and Director
(Principal Executive, Financial and Accounting Officer,)

