Form 10-Q
period 2022-09-30
GLOBAL GOLD ROYALTY INC.
filed 2022-11-14
CIK 1828613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2022

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

As of September 30, 2022 there were 80,621,200 shares of common stock, par value $0.001 per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Global Gold Royalty Inc
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$8,569	$11,603
Prepaid Assets	45,000	-

TOTAL CURRENT ASSETS	53,569	11,603

NON CURRENT ASSETS
Deposit	$398	$398

TOTAL NON CURRENT ASSETS	398	398

TOTAL ASSETS	$53,967	$12,001

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Note Payable - Related Party	$20,000	$0
Account Payable	4,000	4,000
Accrued Liabilities	1,500	3,500

TOTAL LIABILITIES	$25,500	$7,500

COMMITMENTS AND CONTINGENCIES	$0	$0

STOCKHOLDERS' EQUITY
Preferred Stock : authorized 20,000,000; $0.001 par value	-	-
Common stock: authorized 180,000,000; $0.001 par value; 80,621,200 shares and 80,261,200 shares issued and outstanding at September 30,2022 and December 31, 2021 respectively*	20,425	20,065
Additional Paid-in Capital	154,875	65,235
Accumulated Deficit	(146,833)	(80,799)

Total Stockholders' Equity	$28,467	$4,501

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,967	$12,001

*Shares have been retroactively adjusted to reflect the increased number of shares resulting from a 4 for 1 stock split

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months	For Three Months	For Nine Months	For Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

REVENUES
Royalty Revenues	$-	-	$-	-
Total	-	-	-	-
Operating Expenses:
General and administrative	$3,350	10,529	$8,934	38,013
Professional Fees	24,000		56,500
Total Operating Expenses	27,350	10,529	65,434	38,013
Interest Expense	600		600
Net Loss Before Tax	$(27,950)	(10,529)	$(66,034)	(38,013)
Provision for Income Tax	-	-	-	-
Net Loss	(27,950)	(10,529)	(66,034)	(38,013)
Net loss per share - basic and fully diluted	$(0.0003)	(0.0005)	$(0.0008)	(0.0019)
Weighted average number of shares* outstanding:	80,621,200	80,060,665	80,480,101	80,025,799

*Shares have been retroactively adjusted to reflect the increased number of shares resulting from a 4 for 1 stock split

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc
CONDENSED STATEMENTS OF CASH FLOWS

	For Nine Months	For Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021

Operating activities:

Net Income	$(66,034)	$(38,013)

Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Security Deposit		(398)
Account Payable		5,500
Prepaid Expenses	(45,000)
Accrued Liabilities	(2,000)	-
Accumulated Depreciation	-	-
Provision for Income Tax	-	-
Net cash provided by operating activities	(113,034)	(32,911)

Financing activities:
Proceeds from issuance of common stock	90,000	17,500
Repayment of loan	-	(9,500)
Demand promissory note	20,000	-
Due to director	-	25,077

Net cash provided by financing activities	110,000	33,077

Investing activities:
Acquisition of Royalty Properties	-	-

Net cash provided by investing activities	-	-

Net increase in cash	(3,034)	166

Cash, beginning of period	11,603	3,034

Cash, end of period	$8,569	$3,200

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$600	$-

Non-cash investing and financing activities:
Common stock issued for services	$90,000	$-

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the nine months ended September 30, 2022 and 2021
(UNAUDITED)

For the nine months ended September 30, 2021

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares*	Par Value	Paid in Capital	Deficit	Equity (Deficit)

Balances at December 31, 2020	80,000,000	$20,000	$-	$(26,466)	$(6,466)

Common Stock Issue	70,000	$18	$17,482		$17,500

Net Loss		-	-	(38,013)	(38,013)

Cumulative Effect Adjustment	-
Balances at September 30, 2021	80,070,000	$20,018	$17,482	$(64,479)	$(26,979)

For the nine months ended September 30, 2022

	Common Stock			Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Deficit	Equity (Deficit)

Balances at December 31, 2021	80,261,200	$20,065	$65,235	$(80,799)	$4,501

Common Stock Issue	360,000	$360	$89,640		$90,000

Net Loss		-	-	(66,034)	(66,034)

Cumulative Effect Adjustment	-
Balances at September 30, 2022	80,621,200	$20,425	$154,875	$(146,833)	$28,467

*Shares have been retroactively adjusted to reflect the increased number of shares resulting from a 4 for 1 stock split

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

September 30, 2022

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  For further information refer to the financial statements and footnotes for the year ended December 31, 2021  thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

September 30, 2022

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

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

September 30, 2022

(Unaudited)

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

Note 3: Prepaid Assets

The prepayment balance of $45,000 as of September 30, 2022 represents advances paid to a consultant for consulting services regarding identifying and conducting due diligence on potential targets for business transactions. The prepayment will be used within 1 year beginning on April 18, 2022.

Note 4: Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of September 30, 2022, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $146,833.

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

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

September 30, 2022

(Unaudited)

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

Note 6: Commitments and Contingencies

The Company is not a party to any pending legal proceedings. Nor has the Company presently identified any commitments and contingencies needing to be recorded or disclosed.

Note 7: Liabilities

As of September 30, 2022 and December 31, 2021, the Company has incurred $25,500 and $7,500 in current liabilities. These primarily comprised of payables and accrued expense related to maintaining a company that reports to the U.S. Securities and Exchange Commission.

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

September 30, 2022

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

The Company issued a demand promissory note to its CEO in the principal amount of $20,000 on July 1, 2022. The note bears interest at 12% per annum.

Note 10: Subsequent Events

The Company has evaluated its operations after September 30, 2022, the date these financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in these financial statements.

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

Results of Operations

Revenues

We did not achieve revenues from our current operations for the nine months ended September 30, 2022 and 2021. We will not achieve revenues unless we are able to secure royalty rights in mining properties. Since we have not established any sources of revenue to cover our operating costs, we plan to continue to fund our losses through the issuance of our common stock and to borrow from various parties.

Operating Expenses

Operating expenses increased to $65,434 for the nine months ended September 30, 2022, as compared with $38,013 for the same period ended 2021. For the nine months ended September 30, 2022, our operating expenses mainly consisted of $56,500 in professional fees, for professional services rendered in connection with the Company’s business activities. For the three months ended September 30, 2022, our operating expenses mainly consisted of $24,000 in professional fees.

Our operating expenses are expected to increase as we further implement our business plan and significant expenses will likely be incurred with heightened business activities in current quarter compared with the previous quarters.

Net Loss

We finished the nine months ended September 30, 2022 with a net loss of $66,034, as compared to a loss of $38,013 during the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had total current assets of $53,569 and current liabilities of $25,500, resulting in a net working capital of $28,069. As of December 31, 2021, we had total current assets of $11,603 and current liabilities of $7,500, resulting in a net working capital of $4,103.

Our operating activities used $113,034 during the nine months ended September 30, 2022 as compared with $32,911 used in operating activities in the nine months ended September 30, 2021. Our negative operating cash flows in 2022 and 2021 are largely the results of our net losses for the periods.

Financing activities provided $110,000 during the nine months ended September 30, 2022 compared with $33,077 provided during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we issued a note payable in the amount of $20,000 to a related party. During the nine months ended September 30, 2021, we received proceeds of $17,500 from the issuance of common stock.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Global Gold Royalty Inc.
Registrant

Date: November 14, 2022	By:	/s/ Sam Kwok
Sam Kwok
CEO, CFO and Director
(Principal Executive, Financial and Accounting Officer,)

