Form 10-K
period 2022-12-31
GLOBAL GOLD ROYALTY INC.
filed 2023-04-14
CIK 1828613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

As of March 31, 2023 there were 20,155,300 shares of common stock, par value $0.001 per share, issued and outstanding.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any national exchange or quotation system, and, accordingly, there is no established public trading market for our common stock. Until our common stock is listed, there is no market price for our shares. Once listed on a stock exchange or an automated quotation system, the shares may be sold at prevailing market prices or at privately negotiated prices.

Holders

As of the close of business on December 31, 2022, there were approximately 38 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month of our fiscal year ended December 31, 2022.

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

It is expected that we may incur additional operating losses during the course of Fiscal 2023 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

Result of Operations

The following is a summary of our results of operations for the fiscal year ended December 31, 2022 and 2021.

We have had no operating revenues and $173,103 in expenses since our inception on August 23, 2019 through December 31, 2022. Our activities have been financed by $175,300 from issue of shares to our shareholders.

For the period from inception through December 31, 2022, we incurred operating loss of $173,103, consisting primarily of professional fees and office expenses.

For the year ended December 31, 2022 we generated $0 in revenues and $91,104 in operating expenses for an operating loss of $91,104. The operating expenses of $91,104 consisted of mainly professional fees.

For the year ended December 31, 2021 we generated $0 in revenues and $54,333 in operating expenses for an operating loss of $54,333. The operating expenses of $54,333 consisted  of mainly legal and auditing fees.

Liquidity and Capital Resources

For the year ended December 31, 2022, the Company incurred a net loss of $92,304. At December 31, 2022 the Company had $7,299 in cash and there were outstanding liabilities of $28,000.

During the year ended December 31, 2022, the Company issued 360,000 shares (pre reverse stock split, 90,000 shares after a 1 for 4 reverse stock split) of common stock for consulting services.

Since inception in August 2019, the Company has generated an accumulated deficit of $173,103. Achievement of the Company’s objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to effectively control operating and capital costs.

Assuming we raise additional funds and continue operations, it is expected we may incur additional operating losses during the course of Fiscal 2023 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

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
GLOBAL GOLD ROYALTY INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GLOBAL GOLD ROYALTY INC. (the Company) as of December 31, 2022, and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the years ended December 31, 2022, and 2021, and had accumulated deficits, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WWC, P.C.

Certified Public Accountants

(PCAOB ID: 1171)

We have served as the Company’s auditor since December 29, 2021

San Mateo, California

April 14, 2023

GLOBAL GOLD ROYALTY INC
BALANCE SHEETS As of December 31, 2022 and 2021
(AUDITED)
	As of	As of
	December 31, 2022	December 31, 2021

ASSETS

CURRENT ASSETS
Cash	$7,299	11,603
Deposit	$-	398

TOTAL CURRENT ASSETS	7,299	12,001

NON CURRENT ASSETS
Deposit	$398	-

TOTAL NON CURRENT ASSETS	398	-

TOTAL ASSETS	$7,697	12,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Note Payable - Related Party	$20,000	-
Account Payable	4,000	4,000
Accrued Liabilities	4,000	3,500

TOTAL LIABILITIES	$28,000	7,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock: authorized 20,000,000, $0.001 par value	-	-
Common stock: authorized 180,000,000, $0.001 par value; 20,155,300 shares and 20,065,300 shares issued and outstanding at December 31, 2022 and 2021*	20,425	20,065
Additional Paid-in Capital	154,875	65,235
Subscription Receivable	(22,500)
Accumulated Deficit	(173,103)	(80,799)

Total Stockholders' Equity (Deficit)	$(20,303)	4,501

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,697	12,001
_________
*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 4 reverse stock split

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC
STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2022 and 2021
(AUDITED)

	December 31, 2022	December 31, 2021

REVENUES

Royalty Proceeds	$-	-
Total	-	-

Operating Expenses:
General and administrative	$13,104	17,683
Legal and Professional Fees	$78,000	36,650

Total Expenses	91,104	54,333

Net Loss Before Tax	$(91,104)	(54,333)

Interest Expense	(1,200)	-

Provision for Income Tax	-	-

Net Loss	(92,304)	(54,333)

Weighted average number of shares outstanding: *	20,128,916	20,013,754

Net loss per share - basic and fully diluted	$-	-
_________
*Shares and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 4 reverse stock split

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2022 and 2021
(AUDITED)

	Preferred Stock		Common Stock		Additional			Total Shareholders'
	Number of	Par	Number of	Par	Paid in	Accumulated	Subscription	Equity
	Shares	Value	Shares*	Value	Capital	Deficit	Receivable	(Deficit)

Balance, January 1, 2021	-	-	20,000,000	$20,000		$(26,466)		$(6,466)

Common Shares Issued:			65,300	65	65,235			65,300
					-
Net Loss			-	-	-	(54,333)		(54,333)
Balance, December 31, 2021	-	-	20,065,300	$20,065	$65,235	$(80,799)		$4,501

Balance, January 1, 2022	-	-	20,065,300	$20,065	$65,235	$(80,799)		$4,501

Common Shares Issued:			90,000	360	89,640		$(22,500)	67,500
					-
Net Loss						(92,304)		(92,304)
Balance, December 31, 2022	-	-	20,155,300	$20,425	$154,875	$(173,103)	$(22,500)	$(20,303)

__________

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 4 reverse stock split

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022 and 2021
(AUDITED)

	December 31, 2022	December 31, 2021

Operating activities:

Net Loss	$(92,304)	(54,333)
Adjustment to reconcile net loss to net cash provided by operations:
Common stock issued for services	67,500	-

Changes in assets and liabilities:
Security deposit	-	(398)
Account payable	-	4,000
Accrued liabilities	500	3,500
Provision for Income Tax	-	-
Net cash used in operating activities	(24,304)	(47,231)

Investing activities:
Acquisition of Royalty Interests	-	-
Net cash provided by investing activities	-	-

Financing activities:

Proceeds from issuance of common stock	-	65,300
Repayment of loan	-	(9,500)
Demand promissory note	20,000	-

Net cash provided by financing activities	20,000	55,800

Net (decrease) increase in cash	(4,304)	8,569

Cash, beginning of period	11,603	3,034

Cash, end of period	$7,299	11,603

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	-
Interest	$1,200	-

Non-cash investing and financing activities:
Common stock issued for services	$67,500	-

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc.

Notes to the Financial Statements

December 31, 2022 and 2021

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of December 31, 2022, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $173,103.

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

Notes to the Financial Statements

December 31, 2022 and 2021

(Audited)

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

Revenue Recognition

Revenue is recognized pursuant to current guidance in ASC 606 – Revenue from Contracts with Customers (“ASC 606”). Under current ASC 606 guidance, a performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our royalty interests is generally recognized at the point in time that control of the related gold production transfers to our customers. The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective royalty agreement. A more detailed summary of revenue recognition policies for our royalty interests is discussed in Note 3.

Global Gold Royalty Inc.

Notes to the Financial Statements

December 31, 2022 and 2021

(Audited)

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

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

The Company is subject to U.S. federal income tax laws. The company incurred operating losses in the 2022 and 2021. As of December 31, 2022, the Company had no previously recorded deferred tax assets based on net operating losses. In 2022, the Company continued to incur net operating losses; however, at the time of this report, management has not determined when it would generate taxable profits; accordingly, management has not recognized deferred tax assets for the year ended December 31, 2022.

Global Gold Royalty Inc.

Notes to the Financial Statements

December 31, 2022 and 2021

(Audited)

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU represents a significant change in the accounting for credit losses by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior treatment, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The new accounting standard introduces the current expected credit losses methodology (CECL) for estimating allowances for credit losses.

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments — Credit Losses (Topic 326). The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years.

The new treatment is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates.

The Company believes the adoption of this update will not materially impact its financial statements and related disclosures. However, the Company will continue to monitor these and other emerging issues to assess any potential future impact on its financial statements.

Note 3: Revenue Recognition

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

Note 4: Commitments and Contingencies

We are not a party to any pending legal proceedings. Nor has the Company presently identified any commitments and contingencies needing to be recorded or disclosed.

Global Gold Royalty Inc.

Notes to the Financial Statements

December 31, 2022 and 2021

(Audited)

Note 5: Liabilities

As of December 31, 2022 and 2021, the Company has incurred $28,000 and $7,500 in current liabilities. Of the $28,000 in 2022, there are $20,000 in related party loan, $4,000 in legal fee and $4,000 in audit fee. Of the $7,500 in 2021, there are $4,000 in legal fee and $3,500 in audit fee.

Note 6: Capital Stock

On September 28, 2020 the Company issued 20,000,000 post reverse stock-split (80,000,000 pre-reverse stock-split) shares of common stock for a purchase price of $0.001 per share to the Company's then sole shareholder on receiving aggregate proceeds of $20,000.

On November 17, 2020 the Company increased its authorized capital to 200,000,000 shares with a par value of $0.001 per share, of which, 180,000,000 shares are designated as common shares and 20,000,000 shares are designated as preferred shares.

On December 17, 2021 the Board of Directors approved a 4 for 1 stock split on all issued and outstanding shares.

A public offering of common stock in the Company commenced on April 26, 2021 when the Form S-1 registration statement filed with the SEC was declared effective. A total of 65,300 post reverse stock-split (261,200 pre-reverse stock-split) shares at $1.00 per share post reverse stock-split ($0.25 per share pre-reverse stock-split) were allotted.

On April 18, 2022, the Company issued 90,000 post reverse stock-split (360,000 pre-reverse stock-split) shares of common stock for consulting services.

On December 16, 2022 the Company’s Board of Directors approved a 1 for 4 reverse stock-split on all issued and outstanding shares, to become effective on January 1, 2023. All shares have been retroactively adjusted to reflet the numbers. Total number of issued and outstanding shares is 20,155,300 post reverse stock-split (80,621,200 pre-reverse stock-split)

As of December 31, 2022 there were no outstanding stock options or warrants.

Note 7: Related Party Transactions

In April 2022, the Company entered into a service agreement with a consultant, Vivian Kwok  to further its business development , whereby she received 90,000 post reverse stock-split (360,000 pre-reverse stock-split) shares of the Company's stock at $1 per share post reverse stock-split ($0.25 per share pre-reverse stock-split) in compensation under the arrangement. Prior to the transaction, she owned 5,300 post reverse stock-split (21,200 pre-reverse stock-split) shares of the Company’s stock and is a family of our CEO. The service agreement has a twelve month term and will expire at the end of March in 2023.

In July 2022, the Company issued a demand promissory note to its CEO in the principal amount of $20,000. The note bears interest at 12% per annum. As of December 31, 2022, the principal balance was $20,000.The interest expense for the year ended December 31, 2022 was $1,200.

Note 8: Subsequent Events

On December 16, 2022 the Company’s Board of Directors approved a 1 for 4 reverse stock-split on all issued and outstanding shares, to become effective on January 1, 2023, bringing the total number of issued and outstanding shares to 20,155,300.

ITEM 9. Changes in and Disagreements with Accountants in Accounting and Financial Statement Disclosures

None

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the year ended December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. To address the deficiency, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Management has identified control deficiencies regarding the lack of segregation of duties due to small staff size and the need for a stronger internal control environment. The small size of the Company’s staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. The Company intends to add additional resources and controls during year 2023 to mitigate the above significant deficiency.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2022 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation to our Chief Executive Officer and Chief Financial Officer for the years ended 2022 and 2021:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sam Kwok(1)	2022	-0-	-0-	-0-	-0-	-0-	-0-	0	0
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-4500-	-4500-

(1)	Appointed Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director on August 23, 2019 at the inception of the Company.

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

Outstanding Equity Awards

No grants of stock options or stock awards were made during the fiscal year ended December 31, 2022 to our named executive officer. We have no stock options outstanding.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the beneficial ownership of our shares of common stock as of December 31, 2022 by: (i) our officers and directors; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities. Beneficial ownership is determined in accordance with the rules of the SEC.

Name	Number of Shares Beneficially Owned	Percent

Sam Kwok (1)(2)(3)	20,000,000	99.22%

All Officers and Directors as a Group (1 Person)(3)	20,000,000	99.22%

(1) Indicates one of our officers or directors.

(2) Unless indicated otherwise, the address of the shareholder is Global Gold Royalty, Inc., 701 N Green Valley Parkway, Henderson, Nevada 89074.

(3)  80,000,000 shares pre- reverse stock split and 20,000,000 shares post reverse stock split.

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

Transactions with Related Parties

In order to further its business development, the Company entered into a service agreement with a consultant, Vivian Kwok in April of 2022, whereby she received 360,000 shares (pre reverse stock split and 90,000 shares post reverse split) of the Company at $0.25($1.0 post reverse stock split) per share in compensation under the arrangement. Prior to the transaction, she owned 21,200 shares of the Company’s stock and is a family of our CEO. She agreed to serve the Company for a twelve-month term after retiring from a four decade long banking career. The agreement will expire at the end of March, 2023. In determining compensation for the service, we benchmarked the pay against similar job mandates of other gold royalty companies.

In July of 2022, the Company issued a demand promissory note to its CEO. The note bears interest at 12% per annum and is due in two business days after the demand for payment. As of December 31, 2022, the principal balance was $20,000.The interest expense for the year ended December 31, 2022 was $1,200.

Other than the above transactions, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K.

Our director is not deemed independent because he is our single largest shareholder and CEO.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year ended	Year ended
	Dec 31,	Dec 31,
	2022	2021
Audit Fee	$8,500	$12,650
Audit-Related Fees	$	$1,250
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$8,500	$13,900

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of financial statements and the review of quarterly financial statements included in quarterly reports. Fees paid to WWC, P.C. for the audit of the years ended December 31, 2022 and 2021 were $8,500 and $3,500.

Audit-Related Fees

This consists of assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.

WWC, P.C. was not paid any audit-related fees for the years ended December 31, 2022 and 2021.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2022 and 2021, respectively.

All Other Fees

None

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

10.1	Consulting Agreement

10.2	Demand Promissory Note

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Gold Royalty Inc.
Registrant

Date: April 14, 2023	By:	/s/ Sam Kwok
Sam Kwok
CEO, CFO and Director (Principal Executive, Financial and Accounting Officer)

