Form 10-Q
period 2023-03-31
GLOBAL GOLD ROYALTY INC.
filed 2023-05-15
CIK 1828613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2023

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

ITEM 1. FINANCIAL STATEMENTS

GLOBAL GOLD ROYALTY INC

CONDENSED BALANCE SHEETS

March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$7,260	7,299

TOTAL CURRENT ASSETS	7,260	7,299

NON CURRENT ASSETS
Deposit	$398	398

TOTAL NON CURRENT ASSETS	398	398

TOTAL ASSETS	$7,658	7,697

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Note Payable - Related Party	$20,000	20,000
Loan - Related Party	4,535
Account Payable	4,000	4,000
Interest Payable	600	-
Accrued Liabilities	5,800	4,000
	-	-
TOTAL LIABILITIES	$34,935	28,000

COMMITMENTS AND CONTINGENCIES	$-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock: authorized 20,000,000, $0.001 par value
Common Stock: authorized 180,000,000, $0.001 par value;
Issued and outstanding shares : 20,155,300 at Mar 31, 2023 and 20,155,300 at Dec 31, 2022*	20,425	20,425
Additional Paid-in Capital	154,875	154,875
Subscription Receivable	-	(22,500)
Accumulated Deficit	(202,577)	(173,103)

Total Stockholders' Equity (Deficit)	$(27,277)	(20,303)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,658	7,697

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 4 reverse stock split

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2023 and 2022

(UNAUDITED)

	For Three Months	For Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
REVENUES

Royalty Proceeds	$-	-
Total	-	-

Operating Expenses:
General and administrative	$4,574	2,881
Legal and Professional Fees	$24,300	3,500

Total Expenses	28,874	6,381

Net Loss Before Tax	$(28,874)	(6,381)

Interest Expense	(600)	-

Provision for Income Tax	-	-

Net Loss	(29,474)	(6,381)

Weighted average number of shares outstanding: *	20,155,300	20,065,300

Net loss per share - basic and fully diluted	$(0.0001)	(0.0001)

*Shares and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 4 reverse stock split

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2023 and 2022

(UNAUDITED)

	For Three Months	For Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022

Operating activities:

Net Income	$(29,474)	(6,381)
Adjustment to reconcile net loss to net cash provided by operations:
Common stock issued for services	22,500	-

Changes in assets and liabilities:
Security deposit	-	-
Account payable	-	-
Accrued liabilities	2,400	(2,000)
Provision for Income Tax	-	-
Net cash provided by operating activities	(4,574)	(8,381)

Investing activities:
Acquisition of Royalty Interests	-	-
Net cash provided by investing activities	-	-

Financing activities:

Due to related party	4,535	2,881
Demand promissory note	-	-
Net cash provided by financing activities	4,535	2,881

Net increase in cash	(39)	(5,500)

Cash, beginning of period	7,299	11,603

Cash, end of period	$7,260	6,103

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	-
Interest	$600	-

Non-cash investing and financing activities:
Common stock issued for services	$22,500	-

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

For the three months ended March 31, 2022 and 2023

(UNAUDITED)

For the three months ended March 31, 2022

	Preferred Stock		Common Stock		Additional			Total Shareholders'
	Number of Shares*	Par Value	Number of Shares*	Par Value	Paid in Capital	Accumulated Deficit	Subscription Receivable	Equity (Deficit)

Balance, December 31, 2021	-	$-	20,065,300	$20,065	$65,235	$(80,799)		$4,501

Common Shares Issued:	-	-	-	-	-			-

Net Loss	-	-	-	-	-	(6,381)		(6,381)
Balance, March 31, 2022	-	$-	20,065,300	$20,065	$65,235	$(87,180)		$(1,880)

For the three months ended March 31, 2023

Balance, December 31, 2022	-	$-	20,155,300	$20,425	$154,875	$(173,103)	$(22,500)	$(20,303)

Common Shares Issued:	-	-	-	-	-		$22,500	22,500

Net Loss	-	-	-	-	-	(29,474)		(29,474)

Balance, March 31, 2023	-	$-	20,155,300	$20,425	$154,875	$(202,577)	$-	$(27,277)

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 4 reverse stock split

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

March 31, 2023

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  For further information refer to the financial statements and footnotes for the year ended December 31, 2022  thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

March 31, 2023

(Unaudited)

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of March 31, 2023, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $202,577.

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

March 31, 2023

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

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

March 31, 2023

(Unaudited)

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

The Company is subject to U.S. federal income tax laws.  As of December 31, 2022, the Company had no previously recorded deferred tax assets based on net operating losses.  In 2022, the Company continued to incur net operating losses as it did in previous year. Company management has yet to determine when it could generate taxable income, therefore it has not recognized deferred tax assets for the year ended December 31, 2022.

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

March 31, 2023

(Unaudited)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated financial statements.

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

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

March 31, 2023

(Unaudited)

The Company has not begun generating revenues from royalty interests.

Note 4: Commitments and Contingencies

We are not a party to any pending legal proceedings. Nor has the Company presently identified any commitments and contingencies needing to be recorded or disclosed.

Note 5: Liabilities

As of March 31, 2023 and December 31, of 2022, the Company has incurred $34,935 and $28,000 in current liabilities. Of the $34,935 in 2023, there are $24,535 in related party loans, $600 in interest payable, $4,000 in legal fee and $5.800 in audit and review fees. Of the $28,000 in 2022, there are $20,000 in related party loan, $4,000 in legal fee and $4,000 in audit fee.

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

On December 16, 2022 the Company’s Board of Directors approved a 1 for 4 reverse stock-split on all issued and outstanding shares, to become effective on January 1, 2023. All shares have been retroactively adjusted to reflect the numbers. Total number of issued and outstanding shares is 20,155,300 post reverse stock-split (80,621,200 pre-reverse stock-split)

As of December 31, 2022 there were no outstanding stock options or warrants.

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

March 31, 2023

(Unaudited)

Note 7: Related Party Transactions

In April 2022, the Company entered into a service agreement with a consultant, Vivian Kwok  to further its business development , whereby she received 90,000 post reverse stock-split (360,000 pre-reverse stock-split) shares of the Company's stock at $1 per share post reverse stock-split ($0.25 per share pre-reverse stock-split) in compensation under the arrangement. Prior to the transaction, she owned 21,200 post reverse stock-split (84,800 pre-reverse stock-split) shares of the Company’s stock and is a family member of our CEO. The service agreement has a twelve month term and will expire at the end of March in 2023.

In July 2022, the Company issued a demand promissory note to its CEO in the principal amount of $20,000. The note bears interest at 12% per annum. As of December 31, 2022, the principal balance was $20,000.The interest expense for the three months ended March 31, 2023 was $600.

Note 8: Subsequent Events

The Company has evaluated its operations after March 31, 2023, the date these financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in these financial statements.

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

Results of Operations

We have had no operating revenues and $202,577 in expenses since our inception on August 23, 2019 through March 31, 2023. Our activities have been financed by $155,300 from the issuance of shares of common stock and   $24,535 in borrowings from related party.

For the period from inception through March 31, 2023, we incurred operating loss of $ 200,777, consisting primarily of professional fees and general and administrative expenses.

For the three months ended March 31, 2023 we generated $0 in revenues and $28,874 in operating expenses for an operating loss of $28,874. The operating expenses of $ 28,874 consisted primarily of general and administrative expenses and professional fees.

For the three months ended March 31, 2022 we generated $0 in revenues and $6,381 in operating expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2023, the Company incurred a net loss of $29,474. As of March 31, 2023 the Company had $7,260 in cash and there were outstanding liabilities of $34,935.

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

Assuming we raise additional funds and continue operations, it is expected that we may incur additional operating losses during the course of Fiscal 2023 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Global Gold Royalty Inc.
Registrant

Date: May 15, 2023	By:	/s/ Sam Kwok
Sam Kwok
CEO, CFO and Director (Principal Executive, Financial and Accounting Officer,)

