Form 10-Q
period 2023-06-30
GLOBAL GOLD ROYALTY INC.
filed 2023-08-14
CIK 1828613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2023

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

As of June 30, 2023 there were 20,155,300 shares of common stock, par value $0.001 per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

GLOBAL GOLD ROYALTY INC

CONDENSED BALANCE SHEETS

June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$3,260	7,299

TOTAL CURRENT ASSETS	3,260	7,299

NON CURRENT ASSETS
Deposit	$398	398

TOTAL NON CURRENT ASSETS	398	398

TOTAL ASSETS	$3,658	7,697

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Note Payable - Related Party	$20,000	20,000
Loan - Related Party	7,007	-
Account Payable	4,000	4,000
Interest Payable	1,200	-
Accrued Liabilities	3,600	4,000

TOTAL LIABILITIES	$35,807	28,000

COMMITMENTS AND CONTINGENCIES	$-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock: authorized 20,000,000, $0.001 par value
Common Stock: authorized 180,000,000, $0.001 par value
Issued and outstanding shares: 20,155,300 at Jun 30, 2023 and 20,155,300 at Dec 31, 2022*	20,155	20,155
Additional Paid-in Capital	155,145	155,145
Subscription Receivable	-	(22,500)
Accumulated Deficit	(207,449)	(173,103)

Total Stockholders' Equity (Deficit)	$(32,149)	(20,303)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,658	7,697

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 4 reverse stock split

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC

CONDENSED STATEMENTS OF OPERATIONS

For the three months and six months ended June 30, 2023 and 2022

(Unaudited)

	For Three Months	For Three Months	For Six Months	For Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES

Royalty Proceeds	$-	-	$-	-
Total	-	-	-	-

Operating Expenses:

General and administrative	$2,472	2,703	$7,046	5,584
Professional Fees	1,800	29,000	26,100	32,500

Total Expenses	4,272	31,703	33,146	38,084

Net Loss Before Tax	$(4,272)	(31,703)	$(33,146)	(38,084)

Interest Expense	600	-	1,200	-

Provision for Income Tax	-	-	-	-

Net Loss	(4,872)	(31,703)	(34,346)	(38,084)

Net loss per share - basic and fully diluted	$(0.0001)	(0.0004)	$(0.0004)	(0.0005)

Weighted average number of shares* outstanding:	20,155,300	20,155,300	20,155,300	20,155,300

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 4 reverse stock split

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2023 and 2022

(UNAUDITED)

	For Six Months	For Six Months
	Ended	Ended
	June 30, 2023	June 30, 2022

Operating activities:

Net Income	$(34,346)	(38,084)
Adjustment to reconcile net loss to net cash
provided by operations:
Common stock issued for services	22,500	22,500

Changes in assets and liabilities:
Security deposit	-	-
Account payable	-	-
Accrued liabilities	800	(2,000)
Provision for Income Tax	-	-
Net cash provided by operating activities	(11,046)	(17,584)

Investing activities:
Acquisition of Royalty Interests	-	-

Net cash provided by investing activities	-	-

Financing activities:

Due to related party	7,007	6,124
Demand promissory note	-	-
Net cash provided by financing activities	7,007	6,124

Net increase in cash	(4,039)	(11,460)

Cash, beginning of period	7,299	11,603

Cash, end of period	$3,260	143

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	-
Interest	$1,200	-

Non-cash investing and financing activities:
Common stock issued for services	$-	90,000

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD ROYALTY INC

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

For the six months ended June 30, 2022 and 2023

(UNAUDITED)

For the six months ended June 30, 2022

	Preferred Stock		Common Stock		Additional			Total Shareholders'
	Number of Shares*	Par Value	Number of Shares*	Par Value	Paid in Capital	Accumulated Deficit	Subscription Receivable	Equity (Deficit)

Balance, December 31, 2021	-	$-	20,065,300	$20,065	$65,235	$(80,799)		$4,501

Common Shares Issued:	-	-	90,000	90	89,910		(67,500)	22,500
					-
Subscription Receivable				-	-		-	-

Net Loss	-	-	-	-	-	(38,084)		(38,084)
Balance, June 30, 2022	-	$-	20,155,300	$20,155	$155,145	$(118,883)	$(67,500)	$(11,083)

For the six months ended June 30, 2023

Balance, December 31, 2022	-	$-	20,155,300	$20,155	$155,145	$(173,103)	$(22,500)	$(20,303)

Common Shares Issued:	-	-	-	-	-		$22,500	22,500
					-
Net Loss						(34,346)		(34,346)
	-	-	-	-	-
Balance, June 30, 2023	-	$-	20,155,300	$20,155	$155,145	$(207,449)	$-	$(32,149)

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 4 reverse stock split

The accompanying notes are an integral part of these financial statements

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

June 30, 2023

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  For further information refer to the financial statements and footnotes for the year ended December 31, 2022 thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of June 30, 2023, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $207,449.

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

June 30, 2023

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

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

June 30, 2023

(Unaudited)

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

June 30, 2023

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

The Company is subject to U.S. federal income tax laws.  As of December 31, 2022, the Company had no previously recorded deferred tax assets based on net operating losses.  In 2022, the Company continued to incur net operating losses as it did in the previous year. Company management has yet to determine when it could generate taxable income, therefore it has not recognized deferred tax assets for the year ended December 31, 2022.

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

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

June 30, 2023

(Unaudited)

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

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

June 30, 2023

(Unaudited)

Note 5: Liabilities

As of June 30, 2023 and December 31, of 2022, the Company has incurred $35,807 and $28,000 in current liabilities. Of the $35,807 in 2023, there are $27,007 in related party loans with $1,200 interest payable, $4,000 in legal fee and $3,600 in auditors’ review fees. Of the $28,000 in 2022, there are $20,000 in related party loan, $4,000 in legal fee and $4,000 in audit fee.

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

On December 16, 2022 the Company’s Board of Directors approved a 1 for 4 reverse stock-split on all issued and outstanding shares, to become effective on January 1, 2023. All shares have been retroactively adjusted to reflect the numbers. Total number of issued and outstanding shares is 20,155,300 post reverse stock-split (80,621,200 pre-reverse stock-split)

As of December 31, 2022 and June 30, 2023 there were no outstanding stock options or warrants.

Global Gold Royalty Inc.

Notes to the Condensed Financial Statements

June 30, 2023

(Unaudited)

Note 7: Related Party Transactions

In April 2022, the Company entered into a service agreement with a consultant, Vivian Kwok to further its business development, whereby she received 90,000 post reverse stock-split (360,000 pre-reverse stock-split) shares of the Company's stock at $1 per share post reverse stock-split ($0.25 per share pre-reverse stock-split) in compensation under the arrangement. Prior to the transaction, she owned 21,200 post reverse stock-split (84,800 pre-reverse stock-split) shares of the Company’s stock and is a family member of our CEO. The service agreement has a twelve-month term and will expire at the end of March in 2023.

In July 2022, the Company issued a demand promissory note to its CEO in the principal amount of $20,000. The note bears interest at 12% per annum. As of December 31, 2022, the principal balance was $20,000. The interest expense for the year ended December 31, 2022 and the six months ended June 30, 2023 was $1,200.

Note 8: Subsequent Events

The Company has evaluated its operations after June 30, 2023, the date these financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in these financial statements.

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

Results of Operations

We have had no operating revenues and $207,449 in expenses since our inception on August 23, 2019 through June 30, 2023. Our activities have been financed by $175,300 from the issuance of shares of common stock and $27,007 in borrowings from related party.

For the period from inception through June 30, 2023, we incurred operating loss of $207,449, consisting primarily of professional fees and general and administrative expenses.

For the six months ended June 30, 2023 we generated $0 in revenues and $33,146in operating expenses for an operating loss of $33,146. The operating expenses of $33,146consisted primarily of general and administrative expenses and professional fees.

For the six months ended June 30, 2022 we generated $0 in revenues and $38,084 in operating expenses.

Liquidity and Capital Resources

For the six months ended June 30, 2023, the Company incurred a net loss of $34,346. As of June 30, 2023 the Company had $3,260 in cash and there were outstanding liabilities of $35,807.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30 , 2023.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Global Gold Royalty Inc.
Registrant

Date: August 14, 2023	By:	/s/ Sam Kwok
Sam Kwok
CEO, CFO and Director (Principal Executive, Financial and Accounting Officer,)

