Form 10-Q
period 2023-09-30
Stem Cell Inc.
filed 2023-11-14
CIK 1828613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2023

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-251389

STEM CELL INC.
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

As of September 30, 2023 there were 20,155,300 shares of common stock, par value $0.001 per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

STEM CELL INC
(FORMERLY GLOBAL GOLD ROYALTY INC)
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$1,425	7,299

TOTAL CURRENT ASSETS	1,425	7,299

NON CURRENT ASSETS
Deposit	$-	398

TOTAL NON CURRENT ASSETS	-	398

TOTAL ASSETS	$1,425	7,697

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Note Payable - Related Party	$27,000	20,000
Loan - Related Party	2,200	-
Account Payable	4,000	4,000
Interest Payable	2,010	-
Accrued Liabilities	3,600	4,000

TOTAL LIABILITIES	$38,810	28,000

COMMITMENTS AND CONTINGENCIES	$-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock: authorized 20,000,000, $0.001 par value
Common Stock: authorized 180,000,000, $0.001 par value
Issued and outstanding shares : 20,155,300 at September 30, 2023 and 20,155,300 at Dec 31, 2022*	20,425	20,425
Additional Paid-in Capital	154,875	154,875
Subscription Receivable	-	(22,500)
Accumulated Deficit	(212,685)	(173,103)

Total Stockholders' Equity	$(37,385)	(20,303)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,425	7,697

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 4 reverse stock split

The accompanying notes are an integral part of these financial statements

STEM CELL INC
(FORMERLY GLOBAL GOLD ROYALTY INC)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months	For Three Months	For Nine Months	For Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

REVENUES	$-	-	$-	-
Total	-	-	-	-

Operating Expenses:

General and administrative	$2,625	3,350	$9,672	8,934

Professional Fees	1,800	24,000	27,900	56,500

Total Expenses	4,425	27,350	37,572	65,434

Net Loss Before Tax	$(4,425)	(27,350)	$(37,572)	(65,434)

Interest Expense	810	600	2,010	600

Provision for Income Tax	-	-	-	-

Net Loss	(5,235)	(27,950)	(39,582)	(66,034)

Net loss per share - basic and fully diluted	$(0.0003)	(0.0014)	$(0.0020)	(0.0033)

Weighted average number of shares* outstanding:	20,155,300	20,155,300	20,155,300	20,155,300

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 4 reverse stock split

The accompanying notes are an integral part of these financial statements

STEM CELL INC
(FORMERLY GLOBAL GOLD ROYALTY INC)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Nine Months	For Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2022

Operating activities:

Net Income	$(39,582)	(66,034)
Adjustment to reconcile net loss to net cash provided by operations:
Common stock issued for services	22,500

Changes in assets and liabilities:
Security deposit	398	-
Account payable	-	-
Subscription Receivable		(45,000)
Accrued Interest Payable	2,010	-
Accrued liabilities	(400)	(2,000)
Provision for Income Tax	-	-
Net cash provided by operating activities	(15,074)	(113,034)

Investing activities:
Acquisition of Royalty Interests	-	-

Net cash provided by investing activities	-	-

Financing activities:

Issuance of Common Stock	-	90,000
Due to related party	2,200	-
Demand promissory note	7,000	20,000

Net cash provided by financing activities	9,200	110,000

Net increase in cash	(5,874)	(3,034)

Cash, beginning of period	7,299	11,603

Cash, end of period	$1,425	8,569

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	-
Interest	$2,010	600

Non-cash investing and financing activities:
Common stock issued for services	$-	90,000

The accompanying notes are an integral part of these financial statements

STEM CELL INC
(FORMERLY GLOBAL GOLD ROYALTY INC)
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the nine months ended September 30, 2022 and 2023
(UNAUDITED)

For the nine months ended September 30, 2022

	Preferred Stock		Common Stock					Total
	Number of Shares*	Par value	Number of Shares*	Par value	Additional Paid in Capital	Accumulated Deficit	Subscription Receivable	Shareholders' Equity (Deficit)

Balance, December 31, 2021	-	$-	20,065,300	$20,065	$65,235	$(80,799)		$4,501

Common Shares Issued:	-	-	90,000	360	89,640		(45,000)	45,000
					-
Subsription Receivable							45,000	45,000
Net Loss	-	-	-	-	-	(66,034)		(66,034)
Balance, September 30, 2022	-	$-	20,065,300	$20,425	$154,875	$(146,833)	$-	$28,467

For the nine months ended September 30, 2023

Balance, December 31, 2022	-	$-	20,155,300	$20,425	$154,875	$(173,103)	$(22,500)	$(20,303)

Common Shares Issued:	-	-	-	-	-		$22,500	22,500
					-
Net Loss						(39,582)		(39,582)
	-	-	-	-	-
Balance, September 30, 2023	-	$-	20,155,300	$20,425	$154,875	$(212,685)	$-	$(37,385)

*Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 4 reverse stock split

The accompanying notes are an integral part of these financial statements

Stem Cell Inc.

(Formerly Global Gold Royalty Inc.)

Notes to the Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 1: Nature of Business

Global Gold Royalty Inc. (the “Company”) was established under the laws of the State of Nevada on August 23, 2019. The Company was engaged in the business of financing mining projects, primarily in precious metals. In connection with the acquisition of certain biotechnology assets, the Company has transitioned into a new business plan focused on commercializing stem cell based technology in the biotechnology sector with a specialty focus in regenerative medicine. In order to better reflect its new business focus, the Company changed its name to Stem Cell Inc. and was approved by the Nevada Secretary of State on October 10, 2023.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Stem Cell Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  For further information refer to the financial statements and footnotes for the year ended December 31, 2022  thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of September 30, 2023, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $212,685.

Stem Cell Inc.

(Formerly Global Gold Royalty Inc.)

Notes to the Condensed Financial Statements

September 30, 2023

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

Asset Impairment

We evaluate intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.

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

Stem Cell Inc.

(Formerly Global Gold Royalty Inc.)

Notes to the Condensed Financial Statements

September 30, 2023

(Unaudited)

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

Stem Cell Inc.

(Formerly Global Gold Royalty Inc.)

Notes to the Condensed Financial Statements

September 30, 2023

(Unaudited)

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

Note 3: Revenue Recognition

Under U.S. GAAP, a performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. The Company has not begun generating revenues from any business activities.

Royalty Interests

Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue from the project after deducting specified costs. We are entitled to payment for our royalty interest in a mining project based on a contractually specified commodity price (for example, a monthly or quarterly average spot price) for the period in which metal production occurred. As a royalty holder, we act as a passive entity in the production and operations of the mining project, and the third-party operator of the mining project is responsible for all mining activities, including subsequent marketing and delivery of all metal production to their ultimate customer. In all of our material royalty interest arrangements, we have concluded that we transfer control of our interest in the metal production to the operator at the point at which production occurs, and thus, the operator is our customer. We have further determined that the transfer of each unit of metal production, comprising our royalty interest, to the operator represents a separate performance obligation under the contract, and each performance obligation is satisfied at the point in time of metal production by the operator. Accordingly, we recognize revenue attributable to our royalty interests in the period in which metal production occurs at the specified commodity price per the agreement, net of any contractually allowable offsite treatment, refining, transportation and, if applicable, mining costs

The Company has not begun generating revenues from royalty interests.

Stem Cell Inc.

(Formerly Global Gold Royalty Inc.)

Notes to the Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 4: Liabilities

As of September 30, 2023 and December 31, of 2022, the Company has incurred $38,810 and $28,000 in current liabilities. Of the $38,810 in 2023, there are $27,000 in related party note payable with an unpaid interest of $2010 and related party loans of $2,200, $4,000 in legal fee and $3,600 in auditors’ review fees. Of the $28,000 in 2022, there are $20,000 in related party note payable, $4,000 in legal fee and $4,000 in audit fee.

Note 5: Commitments and Contingencies

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

Stem Cell Inc.

(Formerly Global Gold Royalty Inc.)

Notes to the Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 7: Related Party Transactions

In April 2022, the Company entered into a service agreement with a consultant, Vivian Kwok to further its business development, whereby she received 90,000 post reverse stock-split (360,000 pre-reverse stock-split) shares of the Company's stock at $1 per share post reverse stock-split ($0.25 per share pre-reverse stock-split) in compensation under the arrangement. Prior to the transaction, she owned 21,200 post reverse stock-split (84,800 pre-reverse stock-split) shares of the Company’s stock and is a family of our CEO. The service agreement has a twelve month term and expired at the end of March in 2023.

In July 2022, the Company issued a demand promissory note to its CEO in the principal amount of $20,000. The note bears interest at 12% per annum. As of December 31, 2022, the principal balance was $20,000.The interest expense for the year ended December 31, 2022 and nine months ended September 30, 2023 were $1,200 and $2,010 respectively.

In July 2023, the Company issued an amended and restated demand promissory note to its CEO in the principal amount of $27,000. The demand note has identical terms with the previous note.

Note 8: Subsequent Events

The Company changed its name to Stem Cell Inc. to better reflect its new business focus that gears towards stem cell based biotechnology and was approved by the Nevada Secretary of State on October 10, 2023.

As of October 10, 2023, the Company has transitioned into a new business plan focused on commercializing stem cell based technology in the biotechnology sector witha specialty focus in regenerative medicine and discontinued all business activities related to mining royalties.

On October 18, 2023, the Company entered into an agreement with Auto Stem Laboratories Limited to acquire an intellectual property asset for a stock consideration of two million shares of its common stock at $1 per share.

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

OVERVIEW

As previously disclosed in the Company’s Current Report on Form 8-K filed with the U.S. Securities Exchange Commission (“SEC”) on October 27, 2023, the Company has entered into an intellectual property Asset Transfer Agreement (the “Agreement”) on October 18, 2023 with Auto Stem Laboratories, a well-established stem cell research company led by Dr. Anand Kumar Arachimani. Pursuant to the Agreement, Auto Stem Laboratories agreed to sell its stem cell based spinal cord injuries therapy technology to the Company for a stock consideration.

In light of the asset acquisition, the Company has transitioned into a new business plan focused on commercializing stem cell based technology in the biotechnology sector with a specialty focus in regenerative medicine. We are currently working on acquiring another biotechnology asset that holds a U.S. patent on it.

In connection with our new business focus, we have changed our Company name to “Stem Cell Inc.”, effective from October 10, 2023.

Key Factors Affecting Our Business Operations

We have a limited operating history and being a new entrant to the biotechnology sector may put us in a tough spot in the business.

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

Results of Operations

We have had no operating revenues and $212,685 in expenses since our inception on August 23, 2019 through September 30, 2023. Our activities have been financed by $175,300 from the issuance of shares of common stock and $29,200 in borrowings from related party.

For the period from inception through September 30, 2023, we incurred operating loss of $212,685, consisting primarily of professional fees and general and administrative expenses.

For the nine months ended September 30, 2023 we generated $0 in revenues and $37,572 in operating expenses for an operating loss of $37,572. The operating expenses of $37,572 consisted primarily of general and administrative expenses and professional fees.

For the nine months ended September 30, 2022 we generated $0 in revenues and $65,434 in operating expenses.

Liquidity and Capital Resources

For the nine months ended September 30, 2023, the Company incurred a net loss of $39,582. As of September 30, 2023 the Company had $1,425 in cash and there were outstanding liabilities of $38,810.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30 , 2023.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2023, we entered into an agreement to issue an aggregate of 2,000,000 shares of common stock to Auto Stem Laboratories Private Limited for the acquisition of its technology. The issuances of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-251389, at the SEC website at www.sec.gov:

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Amended and Restated Articles
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stem Cell Inc.
Registrant

Date: November 14, 2023	By:	/s/ Sam Kwok
Sam Kwok
CEO, CFO and Director (Principal Executive, Financial and Accounting Officer,)

